Form 10-Q
period 1996-03-31
BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST
filed 1996-05-15
CIK 906547

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1996

                                       or

             [ ]  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the transition period from        to

                        Commission File Number: 1-12058

                BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST
             (Exact name of registrant as specified in its charter)


                    Delaware                    76-6088828
          (State or other jurisdiction        (I.R.S. Employer
              of incorporation or            Identification No.)
                  organization)

                           NationsBank of Texas, N.A.
                               NationsBank Plaza
                          901 Main Street, Suite 1200
                              Dallas, Texas  75202
                    (Address of principal executive offices)
                                   (Zip code)

                                 (214) 508-2304
              (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Number of units of beneficial interest outstanding at May 1, 1996:
8,800,000

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

     The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Burlington Resources Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited, except for balances as of December 31, 1995, and therefore are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995. The December 31, 1995 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1996, the distributable income for the three month periods ended March 31, 1996 and 1995, and the changes in trust corpus for the three month periods ended March 31, 1996 and 1995, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report


NationsBank of Texas, N.A.,
as Trustee of Burlington Resources
Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of the Burlington Resources Coal Seam Gas Royalty Trust as of March 31, 1996, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1996 and 1995. These condensed financial statements are the responsibility of the Trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As described in Note 2 to the condensed financial statements, these condensed financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Based on our review, we are not aware of any material modification that should be made to such condensed financial statements for them to be in conformity with the basis of accounting described in Note 2.

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Burlington Resources Coal Seam Gas Royalty Trust as of December 31, 1995, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 19, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1995, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP
    Dallas, Texas


May 10, 1996

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
- --------------------------------------------------------------------------------



                                            March 31,    December 31,
                                              1996           1995
                                          -------------  ------------
                                           (unaudited)
ASSETS

Cash and cash equivalents                 $     61,359   $     31,260
Royalty interests in gas
     properties (less accumulated
     amortization of $62,100,396
     at March 31, 1996 and $56,796,300
     at December 31, 1995)                 118,299,604    123,603,700
                                          ------------   ------------

TOTAL ASSETS                              $118,360,963   $123,634,960
                                          ============   ============



LIABILITIES AND TRUST CORPUS

Trust expenses payable                    $    139,908   $    100,220

Trust corpus -
     8,800,000 units of beneficial
     interest authorized, issued and
     outstanding                           118,221,055    123,534,740
                                          ------------   ------------

TOTAL LIABILITIES
     AND TRUST CORPUS                     $118,360,963   $123,634,960
                                          ============   ============



The accompanying notes are an integral part of these condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
- --------------------------------------------------------------------------------



                                   FOR                FOR
                                THE THREE          THE THREE
                               MONTHS ENDED       MONTHS ENDED
                              MARCH 31, 1996     MARCH 31, 1995
                             ----------------  ------------------

Royalty income                  $3,101,139         $3,307,710
Interest income                      8,008              8,882
                                ----------         ----------
                                 3,109,147          3,316,592

General and administrative
     expenses                     (189,378)          (142,767)
                                ----------         ----------
Distributable income            $2,919,769         $3,173,825
                                ==========         ==========

Distributable income per
     unit (8,800,000 units)     $      .33         $      .36
                                ==========         ==========



The accompanying notes are an integral part of these condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
- --------------------------------------------------------------------------------




                                         FOR               FOR
                                      THE THREE         THE THREE
                                     MONTHS ENDED      MONTHS ENDED
                                    MARCH 31, 1996    MARCH 31, 1995
                                   ----------------  ----------------

Trust corpus, beginning
     of period                       $123,534,740      $147,459,837
Amortization of royalty
     interest                         ( 5,304,096)      ( 5,719,921)
Distributable income                    2,919,769         3,173,825
Distributions to
     unitholders                      ( 2,929,358)      ( 3,204,679)
                                     ------------      ------------
Trust corpus, end
     of period                       $118,221,055      $141,709,062
                                     ============      ============
Distributions per unit
     (8,800,000 units)               $        .33      $        .36
                                     ============      ============


The accompanying notes are an integral part of these condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

1.   TRUST ORGANIZATION AND PROVISIONS

     Burlington Resources Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Burlington Resources Coal Seam Gas Royalty Trust (the "Trust Agreement") entered into effective as of May 1, 1993 by and among Meridian Oil Production Inc., a Delaware corporation ("MOPI"), as trustor, Burlington Resources Inc., a Delaware corporation ("Burlington Resources"), and NationsBank of Texas, N.A., a national banking association (the "Trustee"), and Mellon Bank (DE) National Association, a national banking association (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions. Effective January 1, 1996, MOPI was merged with and into Meridian Oil Inc. ("MOI"), a wholly owned subsidiary of Burlington Resources. Accordingly, references in this Form 10-Q to MOPI refer to MOI after the effective date of such merger. The trustees are independent financial institutions.

     The Trust is a grantor trust formed to acquire and hold certain net profits interests (the "Royalty Interests") in MOPI's interest in the Fruitland coal formation underlying the Northeast Blanco Unit in the San Juan Basin of New Mexico (the "Underlying Properties"). The Trust was initially created by the filing of a Certificate of Trust with the Secretary of State of Delaware on May 5, 1993. In accordance with the Trust Agreement, MOPI contributed $1,000 as the initial trust corpus of the Trust. On June 17, 1993, the Royalty Interests were conveyed to the Trust by MOPI pursuant to the Net Profits Interest Conveyance (the "Conveyance") dated effective as of May 1, 1993, in consideration for all 8,800,000 authorized units of beneficial interest ("Units") in the Trust. MOPI transferred its Units by dividend to its parent, Meridian Oil Holding Inc., which transferred such Units by dividend to its parent, Burlington Resources, which sold such Units to the public at $20.50 per Unit through various underwriters in June 1993 (the "Public Offering") . All of the production attributable to the Underlying Properties is from the Fruitland coal formation and currently constitutes "coal seam" gas that entitles the owners of such production, provided certain requirements are met, to tax credits pursuant to
Section 29 of the Internal Revenue Code of 1986, as amended.

     Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the NPI (as hereinafter defined) consist of producing properties. Accordingly, the proved reserves attributable to MOPI's interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. Accordingly, cash yields attributable to the Units are expected to decline over the term of the Trust.

     The Trustee has all powers to collect and distribute proceeds received by the Trust and to pay Trust liabilities and expenses. The Delaware Trustee has only such powers as are set forth in the Trust Agreement or are required by law and is not empowered to otherwise manage or take part in the business of the Trust. The Royalty Interests are passive in nature and neither the

Delaware Trustee nor the Trustee has any control over or any responsibility relating to the operation of the Underlying Properties or MOPI's interest therein.

     The Trust will terminate no later than December 31, 2012, subject to earlier termination under certain circumstances described in the Trust Agreement (the "Termination Date"). Cancellation of the Trust will occur on or following the Termination Date when all Trust assets have been sold and the net proceeds thereof are distributed to the holders of the Units ("Unitholders").

     The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in MOPI's interest in the Underlying Properties. The NPI generally entitles the Trust to receive 95 percent of the NPI Net Proceeds, as defined below. The Royalty Interests also include a 20 percent interest in the Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks in the Northeast Blanco Unit ("Infill Wells") during the term of the Trust. With respect to the NPI, the term "NPI Net Proceeds" generally means the aggregate proceeds attributable to MOPI's net revenue interest in the Underlying Properties (excluding the proceeds, if any, from Infill Wells) calculated at the price paid by Meridian Oil Trading Inc. ("MOTI"), an affiliate of MOPI, at any one of four central delivery points in the Northeast Blanco Unit gathering system or either of two wellhead delivery points (collectively, the "Central Gathering Point") for the entitled volume of gas produced and sold from MOPI's interest in the Underlying Properties less MOPI's working interest share of (i) property, production and related taxes (including severance taxes); (ii) lease operating expenses; (iii) capital costs (if paid after January 1, 1994); (iv) royalties, if any, required to be paid that are based on the value of Section 29 tax credits attributable to such working interest share; and (v) interest on the unrecovered portion, if any, of the foregoing costs at a rate equal to the base rate (compounded quarterly) as announced from time to time by Citibank, N.A. ("Citibank's Base Rate"). The term "Infill Net Proceeds" generally means the aggregate proceeds attributable to MOPI's net revenue interest calculated at the price paid by MOTI at the Central Gathering Point for the entitled volume of gas produced and sold from MOPI's interest in any Infill Wells less MOPI's working interest share of (a) property, production and related taxes (including severance taxes) on such Infill Wells; (b) lease operating expenses with respect to such Infill Wells;
(c) capital costs with respect to such Infill Wells; and (d) interest on the unrecovered portion, if any, of the foregoing costs at Citibank's Base Rate.
The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Conveyance.

     Because of the passive nature of the Trust and the restrictions and limitations on the powers and activities of the Trustee contained in the Trust Agreement, the Trustee does not consider any of the officers and employees of the Trustee to be "officers" or "executive officers" of the Trust as such terms are defined under the applicable rules and regulations adopted under the Securities Exchange Act of 1934.

2.   BASIS OF ACCOUNTING

     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

- -    Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the months of production.

- -    General and administrative expenses recorded are based on liabilities paid and cash reserves established out of cash received.

- -    Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus when revenues are received.

- -    Distributions to Unitholders are recorded when declared by the Trustee (see
     Note 4).

     The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and cash reserves established rather than on an accrual basis, and amortization of the Royalty Interests is not charged against operating results.

     The Trust reviews the carrying value of its investment in the Royalty Interests in gas properties. If an impairment event occurs and it is determined that the carrying value of these assets may not be recoverable, an impairment provision as measured by the amount by which the carrying value of the assets exceeds the fair value will be recorded and charged to the trust corpus.

3.   FEDERAL INCOME TAXES

     The Trust is a grantor trust for Federal income tax purposes. As a grantor trust, the Trust will not be required to pay Federal or state income taxes. Accordingly, no provision for income taxes has been made in these condensed financial statements.

     Because the Trust will be treated as a grantor trust, and because a Unitholder will be treated as directly owning an interest in the Royalty Interests, each Unitholder will be taxed directly on his per Unit share of income attributable to the Royalty Interests consistent with the Unitholder's method of accounting and without regard to the taxable year or accounting method employed by the Trust.

     Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, qualifies for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on the Unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. Each Unitholder should consult his tax advisor regarding Trust tax compliance matters.

4.   DISTRIBUTIONS TO UNITHOLDERS

     The Trustee determines for each quarter the amount of cash available for distribution to Unitholders. Such amount (the "Quarterly Distribution Amount") is an amount equal to the excess, if any, of the cash received by the Trust, on or before the last business day before the 50th day following the end of each calendar quarter from the Royalty Interests attributable to production during such quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust.

     The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the 63rd day following the end of such calendar quarter unless such day is not a business day in which case the record date is the next business day thereafter. The Trustee distributes the Quarterly Distribution Amount on or prior to the 75th day after the end of each calendar quarter to each person who was a Unitholder of record on the associated record date, together with interest estimated to be earned on such amount from the date of receipt thereof by the Trustee to the payment date.

     The Royalty Interests may be sold under certain circumstances and will be sold following termination of the Trust. A special distribution will be made of undistributed net sales proceeds and other amounts received by the Trust aggregating in excess of $10,000,000 (a "Special Distribution Amount"). The record date for a Special Distribution Amount will be the 15th day following receipt of amounts aggregating a Special Distribution Amount by the Trust (unless such day is not a business day in which case the record date will be the next business day thereafter) unless such day is within 10 days prior to the record date for a Quarterly Distribution Amount in which case the record date will be the date as is established for the next Quarterly Distribution Amount. Distribution to Unitholders of a Special Distribution Amount will be made no later than 15 days after the Special Distribution Amount record date.

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations

     The Trust makes quarterly cash distributions to holders of units of beneficial interest ("Units") in the Trust ("Unitholders"). The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are certain net profits interests (the "Royalty Interests") in certain proved coal seam gas properties located in the Fruitland coal formation underlying the Northeast Blanco Unit in the San Juan Basin of New Mexico (the "Underlying Properties"). The Royalty Interests owned by the Trust burden the net revenue interest in the Underlying Properties that is owned by Meridian Oil Production Inc. ("MOPI") and not the Trust. Effective January 1, 1996, MOPI was merged with and into Meridian Oil Inc. ("MOI"), a wholly-owned subsidiary of Burlington Resources. Accordingly, references in this Form 10-Q to MOPI refer to MOI after the effective date of such merger.

     Distributable income of the Trust consists of the excess of royalty income plus interest income over the general and administrative expenses of the Trust. Upon receipt by the Trust, royalty income is invested in short-term investments in accordance with the Trust Agreement (as defined in Note 1 to the condensed financial statements of the Trust appearing elsewhere in this Form 10-Q ("Note 1")) until its subsequent distribution to Unitholders.

     The amount of distributable income of the Trust for any quarter may differ from the amount of cash available for distribution to Unitholders in such quarter due to differences in the treatment of the expenses of the Trust in the determination of those amounts. The condensed financial statements of the Trust are prepared on a modified cash basis pursuant to which the expenses of the Trust are recognized when paid or reserves are established for them. Consequently, the reported distributable income of the Trust for any quarter is determined by deducting from the income received by the Trust the amount of expenses paid by the Trust during such quarter. The amount of cash available for distribution to Unitholders, however, is determined in accordance with the provisions of the Trust Agreement and reflects the income actually received by the Trust less the amount of expenses actually paid by the Trust and adjustment for changes in reserves for unpaid liabilities. See Note 4 to the condensed financial statements of the Trust appearing elsewhere in this Form 10-Q for additional information regarding the determination of the amount of cash available for distribution to Unitholders.

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995
- -------------------------------------------------------------------------------

     Royalty income received by the Trust in a given calendar quarter generally consists of 95% of the NPI Net Proceeds (as defined in Note 1) during the preceding calendar quarter. Royalty income for the first quarter of 1996 amounted to $3,101,139 as compared to $3,307,710 for the same quarter in 1995. Gas production related to the royalty income received by the Trust in the first quarter of 1996 was 3,285 MMcf compared to 3,503 MMcf for the same quarter in 1995. The lower gas production, and the corresponding decrease in royalty income, in the first quarter of 1996 as compared to the same period in 1995 is primarily due to the natural decline of production from the coal seam formation. Average net price for gas in the first quarter of 1996 was $1.08/Mcf compared to $1.09/Mcf in the first quarter of 1995.

     General and administrative expenses are primarily related to administrative services provided to the Trust. The general and administrative expenses during the quarter ended March 31, 1996 amounted to $189,378 compared to $142,767 for the same quarter in 1995.

     Distributable income for the quarter ended March 31, 1996 was $2,919,769 or $.33 per Unit compared to $3,173,825 or $0.36 per Unit for the first quarter of 1995. The Trust made a distribution on March 15, 1996 of $0.332881 per Unit to Unitholders of record on March 4, 1996.

     Because the Trust incurs administrative expenses throughout a quarter but receives its royalty income only once in a quarter, the Trustee established in the third quarter of 1993 a cash reserve for the payment of expenses and liabilities of the Trust. The Trustee thereafter has adjusted the amount of such reserve in certain quarters as required for the payment of the Trust's expenses and liabilities in accordance with the provisions of the Trust Agreement. The Trustee anticipates that it will maintain for the foreseeable future a cash reserve to enable it to pay administrative expenses as they become due. The amount of cash in this reserve from time to time will fluctuate as expenses are paid and royalty income is received.

     Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the NPI consist of producing properties. Accordingly, the proved reserves attributable to MOPI's interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. Accordingly, cash yields attributable to the Units are expected to decline over the term of the Trust.

     Royalty income received by the Trust in a given calendar quarter will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the preceding quarter. Accordingly, the royalty income included in distributable income for the quarter ended March 31, 1996 was based on production volumes and natural gas prices for the period October 1 through December 31, 1995 in accordance with the terms of the conveyance of the Royalty Interests to the Trust, as shown in the table below. The production volumes included in the table below are actual net production volumes from MOPI's interest in the Underlying Properties, and not for production attributable to the Trust's Royalty Interests.

                                     For the            For the
                                  Three Months       Three Months
                                      Ended              Ended
                                December 31, 1995  December 31, 1994
                                -----------------  -----------------

Production (Bcf)(1)...........        3.458              3.687
Production (Trillion Btu)(2)..        3.123              3.339
Average Inside FERC Price.....       $ 1.28             $ 1.44
        -----------
 ($/MMBtu)(3)
MOPI Average Entitled Price
  Received
    ($/MMBtu)(4).........            $ 1.20             $ 1.20

(1)  Billion Cubic Feet of natural gas.
(2)  Trillion British Thermal Units.
(3)  The posted index price (Inside FERC) of spot gas delivered to pipelines.
                             -----------
(4)  Average Inside FERC Price less allowable deductions.
             -----------

     Production attributable to MOPI's interest in the Underlying Properties is generally sold pursuant to a gas purchase contract between MOPI and Meridian Oil Trading Inc. ("MOTI"). The gas purchase contract provides certain protections for MOTI in the form of price credits and for Unitholders when the applicable Blanco Hub Spot Price falls below $1.65 per MMBtu and provides certain benefits for MOTI when the Blanco Hub Spot Price exceeds $2.10 per MMBtu. The gas purchase contract also provides that the price paid for gas by MOTI is reduced by the amount of gathering and/or transportation charges, taxes, treating and processing costs and all other costs payable in connection with such services from the central gathering point to main line delivery paid by MOTI.

     The Blanco Hub Spot Price was below $1.65 per MMBtu in each month of production relating to revenue received during all of 1995 and the first quarter of 1996. However, pursuant to the terms of the gas purchase contract, MOTI continued to purchase gas attributable to MOPI's interest in the Underlying Properties at the $1.60 minimum purchase price, less deductible costs paid by MOTI, established by the gas purchase contract. MOTI received a price credit from MOPI for each MMBtu of natural gas so purchased by MOTI equal to the difference between the $1.60 minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). MOTI estimates that, as of March 31, 1996, it had aggregate price credits of approximately $8.5 million of which the Trust's 95 percent interest was approximately $8.1 million. The Blanco Hub Spot Price was also below $1.65 per MMBtu in April 1996.

     The entitlement of MOTI to recoup the price credits means that if and when the applicable Blanco Hub Spot Price rises above $1.65 per MMBtu, future royalty income paid to the Trust will be reduced until such time as such price credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

     The information in this Form 10-Q concerning production and prices relating to MOPI's interest in the Underlying Properties is based on information prepared and furnished by MOPI to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit No.         Description
          -----------         -----------

             27               Financial Data Schedule

     (b)  Reports on Form 8-K.
          -------------------

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BURLINGTON RESOURCES COAL SEAM GAS
                                     ROYALTY TRUST

                                     By: NATIONSBANK OF TEXAS, N.A., Trustee



                                     By: /s/ Ron Hooper
                                         ---------------------------------
                                         Ron Hooper
                                         Vice President


Date:  May 13, 1996

              (The Trust has no directors or executive officers.)