Form 10-Q
period 1996-06-30
BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST
filed 1996-08-13
CIK 906547

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1996

                                       or

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

                                 (214) 508-2304
              (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x   No
                                               -----    -----

     Number of units of beneficial interest outstanding at August 1, 1996:
8,800,000

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

     The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Burlington Resources Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited, except for balances as of December 31, 1995, and therefore are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995. The December 31, 1995 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1996, the distributable income for the three month and six month periods ended June 30, 1996 and 1995, and the changes in trust corpus for the six month periods ended June 30, 1996 and 1995, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of June 30, 1996 and for the three month and six month periods ended June 30, 1996 and 1995, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report


NationsBank of Texas, N.A.,
 as Trustee of Burlington Resources
 Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statements of assets, liabilities and trust corpus of the Burlington Resources Coal Seam Gas Royalty Trust as of June 30, 1996, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 1996 and 1995 and changes in trust corpus for the six-month periods ended June 30, 1996 and 1995. These condensed financial statements are the responsibility of the Trustee.

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


August 9, 1996

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
- --------------------------------------------------------------------------------

                                           June 30,     December 31,
                                             1996           1995
                                         -------------  ------------
                                          (unaudited)
ASSETS

Cash and cash equivalents                $     33,757   $     31,260
Royalty interests in gas
     properties (less accumulated
     amortization of $67,078,906
     at June 30, 1996 and $56,796,300
     at December 31, 1995)                113,321,094    123,603,700
                                         ------------   ------------

TOTAL ASSETS                             $113,354,851   $123,634,960
                                         ============   ============

LIABILITIES AND TRUST CORPUS

Trust expenses payable                   $    104,269   $    100,220

Trust corpus -
     8,800,000 units of beneficial
     interest authorized, issued and
     outstanding                          113,250,582    123,534,740
                                         ------------   ------------

TOTAL LIABILITIES
     AND TRUST CORPUS                    $113,354,851   $123,634,960
                                         ============   ============

The accompanying notes are an integral part of these condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
- --------------------------------------------------------------------------------

                                        FOR                FOR
                                     THE THREE          THE THREE
                                   MONTHS ENDED       MONTHS ENDED
                                  JUNE 30, 1996       JUNE 30, 1995
                                  -------------       -------------

Royalty income                      $2,852,014         $3,812,178
Interest income                          7,500             10,873
                                    ----------         ----------
                                     2,859,514          3,823,051

General and administrative
     expenses                         (221,653)          (305,564)
                                    ----------         ----------
Distributable income                $2,637,861         $3,517,487
                                    ==========         ==========

Distributable income per
     unit (8,800,000 units)         $      .30         $      .40
                                    ==========         ==========

The accompanying notes are an integral part of these condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
- --------------------------------------------------------------------------------

                                              FOR             FOR
                                            THE SIX         THE SIX
                                         MONTHS ENDED     MONTHS ENDED
                                        JUNE 30, 1996     JUNE 30, 1995
                                       ---------------  -----------------


Royalty income                            $5,953,153        $7,119,888
Interest income                               15,508            19,754
                                          ----------        ----------
                                           5,968,661         7,139,642

General and administrative
     expenses                               (411,031)         (448,331)
                                          ----------        ----------
Distributable income                      $5,557,630        $6,691,311
                                          ==========        ==========

Distributable income per
     unit (8,800,000 units)               $      .63        $      .76
                                          ==========        ==========

The accompanying notes are an integral part of these condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
- --------------------------------------------------------------------------------

                                         FOR              FOR
                                       THE SIX          THE SIX
                                    MONTHS ENDED      MONTHS ENDED
                                   JUNE 30, 1996     JUNE 30, 1995
                                  ---------------    --------------
Trust corpus, beginning
     of period                     $ 123,534,740      $ 147,459,837
Amortization of royalty
     interest                       ( 10,282,606)      ( 11,908,318)
Distributable income                   5,557,630          6,691,311
Distributions to
     unitholders                    (  5,559,182)      (  6,724,585)
                                   -------------      -------------
Trust corpus, end
     of period                     $ 113,250,582      $ 135,518,245
                                   =============      =============
Distributions per unit
     (8,800,000 units)             $         .63      $         .76
                                   =============      =============

The accompanying notes are an integral part of these condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

1.   TRUST ORGANIZATION AND PROVISIONS

     Burlington Resources Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Burlington Resources Coal Seam Gas Royalty Trust (the "Trust Agreement") entered into effective as of May 1, 1993 by and among Meridian Oil Production Inc., a Delaware corporation ("MOPI"), as trustor, Burlington Resources Inc., a Delaware corporation ("Burlington Resources"), and NationsBank of Texas, N.A., a national banking association (the "Trustee"), and Mellon Bank (DE) National Association, a national banking association (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions. Effective January 1, 1996, MOPI was merged with and into Meridian Oil Inc. ("MOI"), a wholly-owned subsidiary of Burlington Resources. Accordingly, references in this Form 10-Q to MOPI refer to MOI after the effective date of such merger. Effective July 11, 1996, MOI changed its name to Burlington Resources Oil & Gas Company and Meridian Oil Trading Inc. ("MOTI"), an affiliate of MOPI, changed its name to Burlington Resources Trading Inc.

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

     The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in MOPI's interest in the Underlying Properties. The NPI generally entitles the Trust to receive 95 percent of the NPI Net Proceeds, as defined below. The Royalty Interests also include a 20 percent interest in the Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks in the Northeast Blanco Unit ("Infill Wells") during the term of the Trust. With respect to the NPI, the term "NPI Net Proceeds" generally means the aggregate proceeds attributable to MOPI's net revenue interest in the Underlying Properties (excluding the proceeds, if any, from Infill Wells) calculated at the price paid by MOTI at any one of four central delivery points in the Northeast Blanco Unit gathering system or either of two wellhead delivery points (collectively, the "Central Gathering Point") for the entitled volume of gas produced and sold from MOPI's interest in the Underlying Properties less MOPI's working interest share of (i) property, production and related taxes (including severance taxes); (ii) lease operating expenses; (iii) capital costs (if paid after January 1, 1994); (iv) royalties, if any, required to be paid that are based on the value of Section 29 tax credits attributable to such working interest share; and (v) interest on the unrecovered portion, if any, of the foregoing costs at a rate equal to the base rate (compounded quarterly) as announced from time to time by Citibank, N.A. ("Citibank's Base Rate"). The term "Infill Net Proceeds" generally means the aggregate proceeds attributable to MOPI's net revenue interest calculated at the price paid by MOTI at the Central Gathering Point for the entitled volume of gas produced and sold from MOPI's interest in any Infill Wells less MOPI's working interest share of (a) property, production and related taxes (including severance taxes) on such Infill Wells; (b) lease operating expenses with respect to such Infill Wells; (c) capital costs with respect to such Infill Wells; and
(d) interest on the unrecovered portion, if any, of the foregoing costs at Citibank's Base Rate. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance. The definitions, formulas and accounting procedures and other terms governing the computation of the Royalty Interests are set forth in the Conveyance.

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

     The net amount of royalty interests in gas properties is limited to the sum of the future net cash flows attributable to the Trust's gas reserves at year end using current unescalated product prices plus the estimated future Section 29 credits for federal income tax purposes. If the net cost of royalty interests in gas properties exceeds this amount, an impairment provision will be recorded and charged to the trust corpus.

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

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations

     The Trust makes quarterly cash distributions to holders of units of beneficial interest ("Units") in the Trust ("Unitholders"). The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are certain net profits interests (the "Royalty Interests") in certain proved coal seam gas properties located in the Fruitland coal formation underlying the Northeast Blanco Unit in the San Juan Basin of New Mexico (the "Underlying Properties"). The Royalty Interests owned by the Trust burden the net revenue interest in the Underlying Properties that is owned by Meridian Oil Production Inc. ("MOPI") and not the Trust. Effective January 1, 1996, MOPI was merged with and into Meridian Oil Inc. ("MOI"), a wholly-owned subsidiary of Burlington Resources. Accordingly, references in this Form 10-Q to MOPI refer to MOI after the effective date of such merger. Effective July 11, 1996, MOI changed its name to Burlington Resources Oil & Gas Company and Meridian Oil Trading Inc. ("MOTI"), an affiliate of MOPI, changed its name to Burlington Resources Trading Inc.

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

Three Months and Six Months Ended June 30, 1996 Compared to Three Months and Six
- --------------------------------------------------------------------------------
Months Ended June 30, 1995
- --------------------------

     Royalty income received by the Trust in a given calendar quarter generally consists of 95% of the NPI Net Proceeds (as defined in Note 1) during the preceding calendar quarter. Royalty income for the second quarter of 1996 amounted to $2,852,014 as compared to $3,812,178 for the same quarter in 1995. For the six months ended June 30, 1996, royalty income received by the Trust amounted to $5,953,153 as compared to $7,119,888 received for the same period in 1995. Gas production related to the royalty income received by the Trust in the second quarter of 1996 was 3.1 Bcf compared to 3.8 Bcf for the same quarter in 1995. The lower gas production, and the corresponding decrease in royalty income, in the second quarter of 1996 as compared to the same period in 1995 is primarily due to the natural decline of production from the coal seam formation. Average net price for gas in the second quarter of 1996 was $1.07/Mcf compared to $1.07/Mcf in the second quarter of 1995.

     Interest income for the quarter ended June 30, 1996 was $7,500 as compared to $10,873 for the same quarter in 1995. Interest income for the six months ended June 30, 1996 was $15,508 as compared to $19,754 for the same period in 1995. General and administrative expenses are primarily related to administrative services provided to the Trust. The general and administrative expenses during the quarter ended June 30, 1996 amounted to $221,653 compared to $305,564 for the same quarter in 1995. General and administrative expenses for the six months ended June 30, 1996 was $411,031 as compared to $448,331 for the same period in 1995.

     Distributable income for the quarter ended June 30, 1996 was $2,637,861 or $.30 per Unit compared to $3,517,487 or $.40 per Unit for the second quarter of 1995. Distributable income for the six months ended June 30, 1996 was $5,557,630 or $.63 per Unit compared to $6,691,311 or $.76 per Unit for the same period in 1995. The Trust made a distribution on June 14, 1996 of $.298843 per Unit to Unitholders of record on June 3, 1996.

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

     Royalty income received by the Trust in a given calendar quarter will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the preceding quarter. Accordingly, the royalty income included in distributable income for the quarter ended June 30, 1996 was based on production volumes and natural gas prices for the period January 1 through March 31, 1996 in accordance with the terms of the conveyance of the Royalty Interests to the Trust, as shown in the table below. The production volumes included in the table below are actual net production volumes from MOPI's interest in the Underlying Properties, and not for production attributable to the Trust's Royalty Interests.

                                               For the         For the
                                            Three Months    Three Months
                                                Ended           Ended
                                           March 31, 1996  March 31, 1995
                                           --------------  --------------

Production (Bcf)(1).........................     3.245           3.989
Production (Trillion Btu)(2)................     2.925           3.606
Average Inside FERC Price
  ($/MMBtu)(3)..............................    $1.281          $1.211
MOPI Average Entitled Price
  Received ($/MMBtu)(4).....................    $1.191          $1.199

(1)  Billion Cubic Feet of natural gas.
(2)  Trillion British Thermal Units.
(3)  The posted index price (Inside FERC) of spot gas delivered to pipelines.
                             -----------
(4)  Average Inside FERC Price less allowable deductions.
             -----------

     Production attributable to MOPI's interest in the Underlying Properties is generally sold pursuant to a gas purchase contract between MOPI and MOTI. The gas purchase contract provides certain protections for MOTI in the form of price credits and for Unitholders when the applicable Blanco Hub Spot Price falls below $1.65 per MMBtu and provides certain benefits for MOTI when the Blanco Hub Spot Price exceeds $2.10 per MMBtu. The gas purchase contract also provides that the price paid for gas by MOTI is reduced by the amount of gathering and/or transportation charges, taxes, treating and processing costs and all other costs payable in connection with such services from the central gathering point to main line delivery paid by MOTI.

     The Blanco Hub Spot Price was below $1.65 per MMBtu in each month of production relating to revenue received by the Trust during all of 1995 and the first six months of 1996. However, pursuant to the terms of the gas purchase contract, MOTI continued to purchase gas attributable to MOPI's interest in the Underlying Properties at the $1.60 minimum purchase price, less deductible costs paid by MOTI, established by the gas purchase contract, resulting in a net average gas price received for the second quarter of 1996 of $1.19 per MMBtu. MOTI received a price credit from MOPI for each MMBtu of natural gas so purchased by MOTI equal to the difference between the $1.60 minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). MOTI estimates that, as of June 30, 1996, MOTI had aggregate price credits of approximately $9.9 million of which the Trust's 95 percent interest was approximately $9.4 million. The Blanco Hub Spot Price was also below $1.65 per MMBtu in July 1996.

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

     This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Trust's financial position and industry conditions, are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

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

                                 BURLINGTON RESOURCES COAL SEAM GAS
                                 ROYALTY TRUST

                                 By: NATIONSBANK OF TEXAS, N.A., Trustee



                                 By:  /s/ Ron Hooper
                                    --------------------------------------------
                                    Ron Hooper
                                    Vice President

Date:  August 12, 1996

              (The Trust has no directors or executive officers.)