Form 10-Q
period 1996-09-30
BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST
filed 1996-11-13
CIK 906547

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1996

                                      or

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

     Number of units of beneficial interest outstanding at November 1, 1996:
8,800,000

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

     The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Burlington Resources Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited, except for balances as of December 31, 1995, and therefore are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995. The December 31, 1995 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1996, the distributable income for the three month and nine month periods ended September 30, 1996 and 1995, and the changes in trust corpus for the nine month periods ended September 30, 1996 and 1995, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995, included herein, have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                    Independent Accountants' Review Report


NationsBank of Texas, N.A.,
 as Trustee of Burlington Resources
 Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of Burlington Resources Coal Seam Gas Royalty Trust as of September 30, 1996, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 1996 and 1995, and changes in trust corpus for the nine-month periods ended September 30, 1996 and 1995. These condensed financial statements are the responsibility of the Trustee.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with the basis of accounting described in Note 2.

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



Dallas, Texas
November 8, 1996

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
--------------------------------------------------------------------------------

                                              September 30,   December 31,
                                                   1996           1995
                                              --------------  ------------
                                               (unaudited)
ASSETS

Cash and cash equivalents                      $     90,640   $     31,260
Royalty interests in gas
     properties (less accumulated
     amortization of $71,804,621
     at September 30, 1996 and $56,796,300
     at December 31, 1995)                      108,595,379    123,603,700
                                               ------------   ------------

TOTAL ASSETS                                   $108,686,019   $123,634,960
                                               ============   ============



LIABILITIES AND TRUST CORPUS

Trust expenses payable                         $     99,969   $    100,220

Trust corpus -
     8,800,000 units of beneficial
     interest authorized, issued and
     outstanding                                108,586,050    123,534,740
                                               ------------   ------------

TOTAL LIABILITIES
     AND TRUST CORPUS                          $108,686,019   $123,634,960
                                               ============   ============


The accompanying notes are an integral part of these condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                           FOR                    FOR
                                        THE THREE              THE THREE
                                       MONTHS ENDED           MONTHS ENDED
                                    SEPTEMBER 30, 1996     SEPTEMBER 30, 1995
                                   --------------------  ----------------------
Royalty income                          $2,423,156            $3,527,726
Interest income                              6,676                 9,267
                                        ----------            ----------
                                         2,429,832             3,536,993

General and administrative
     expenses                             (121,255)             (138,836)
                                        ----------            ----------
Distributable income                    $2,308,577            $3,398,157
                                        ==========            ==========

Distributable income per
     unit (8,800,000 units)             $      .26            $      .39
                                        ==========            ==========


The accompanying notes are an integral part of these condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                           FOR                    FOR
                                         THE NINE               THE NINE
                                       MONTHS ENDED           MONTHS ENDED
                                    SEPTEMBER 30, 1996     SEPTEMBER 30, 1995
                                   --------------------  ----------------------
Royalty income                          $8,376,309            $10,647,614
Interest income                             22,184                 29,021
                                        ----------            -----------
                                         8,398,493             10,676,635

General and administrative
     expenses                             (532,286)              (587,167)
                                        ----------            -----------
Distributable income                    $7,866,207            $10,089,468
                                        ==========            ===========

Distributable income per
     unit (8,800,000 units)             $      .89            $      1.15
                                        ==========            ===========


The accompanying notes are an integral part of these condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                           FOR                    FOR
                                        THE THREE              THE THREE
                                       MONTHS ENDED           MONTHS ENDED
                                    SEPTEMBER 30, 1996     SEPTEMBER 30, 1995
                                   --------------------  ----------------------
Trust corpus, beginning
     of period                          $123,534,740          $147,459,837
Amortization of royalty
     interest                            (15,008,321)          (17,702,361)
Distributable income                       7,866,207            10,089,468
Distributions to
     unitholders                          (7,806,576)          (10,114,324)
                                        ------------          ------------
Trust corpus, end
     of period                          $108,586,050          $129,732,620
                                        ============          ============
Distributions per unit
     (8,800,000 units)                  $        .89          $       1.15
                                        ============          ============

The accompanying notes are an integral part of these condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

     The Blanco Hub Spot Price was below $1.65 per MMBtu in each month of production relating to revenue received by the Trust during all of 1995 and the first seven months of 1996. In August 1996, the price exceeded the $1.65 minimum. However, pursuant to the terms of the gas purchase contract, MOTI continued to purchase gas attributable to MOPI's interest in the Underlying Properties at the $1.60 minimum purchase price, less deductible costs paid by MOTI, established by the gas purchase contract. MOTI received a price credit from MOPI for each MMBtu of natural gas so purchased by MOTI equal to the difference between the $1.60 minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). MOTI estimates that, as of September 30, 1996, MOTI had aggregate price credits of approximately $9.9 million of which the Trust's 95 percent interest was approximately $9.4 million. The Blanco Hub Spot Price was also below $1.65 per MMBtu in September and October 1996. This balance was partially offset by a recoupment of price credits in August, 1996 of $229,698 for MOTI's interest and $218,213 for the Trust's interest.

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

Three Months and Nine Months Ended September 30, 1996 Compared to Three Months
------------------------------------------------------------------------------
and Nine Months Ended September 30, 1995
----------------------------------------

     Royalty income received by the Trust in a given calendar quarter generally consists of 95% of the NPI Net Proceeds (as defined in Note 1) during the preceding calendar quarter. Royalty income for the third quarter of 1996 amounted to $2,423,156 as compared to $3,527,726 for the same quarter in 1995. For the nine months ended September 30, 1996, royalty income received by the Trust amounted to $8,376,309 as compared to $10,647,614 received for the same period in 1995. Gas production related to the royalty income received by the Trust in the third quarter of 1996 was 2.9 Bcf compared to 3.5 Bcf for the same quarter in

1995. The lower gas production, and the corresponding decrease in royalty income, in the third quarter of 1996 as compared to the same period in 1995 is primarily due to the natural decline of production from the coal seam formation. The average net price for gas after consideration of costs in the third quarter of 1996 was $1.06/Mcf compared to $1.08/Mcf in the third quarter of 1995.

     During the quarter ended September 30, 1996, approximately $365,000 was charged against the gross proceeds of the Trust relating to the expansion of the current gas gathering system. Capital costs of this nature are allowed under the Conveyance Agreement.

     Interest income for the quarter ended September 30, 1996 was $6,676 as compared to $9,267 for the same quarter in 1995. Interest income for the nine months ended September 30, 1996 was $22,184 as compared to $29,021 for the same period in 1995. General and administrative expenses are primarily related to administrative services provided to the Trust. The general and administrative expenses during the quarter ended September 30, 1996 amounted to $121,255 compared to $138,836 for the same quarter in 1995. General and administrative expenses for the nine months ended September 30, 1996 was $532,286 as compared to $587,167 for the same period in 1995.

     Distributable income for the quarter ended September 30, 1996 was $2,308,577 or $.26 per Unit compared to $3,398,157 or $.39 per Unit for the third quarter of 1995. Distributable income for the nine months ended September 30, 1996 was $7,866,207 or $.89 per Unit compared to $10,089,468 or $1.15 per
Unit for the same period in 1995. The Trust made a distribution on September 13, 1996 of $.255385 per Unit to Unitholders of record on September 3, 1996.

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

     Royalty income received by the Trust in a given calendar quarter will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the preceding quarter. Accordingly, the royalty income included in distributable income for the quarter ended September 30, 1996 was based on production volumes and natural gas prices for the period April 1 through June 30, 1996 in accordance with the terms of the conveyance of the Royalty Interests to the Trust, as shown in the table below. The production volumes included in the table below are actual net production volumes from MOPI's interest in the Underlying Properties, and not for production attributable to the Trust's Royalty Interests.


                                   For the        For the
                                Three Months   Three Months
                                    Ended          Ended
                                June 30, 1996  June 30, 1995
                                -------------  -------------
Production (Bcf)(1)...........          3.081          3.735
Production (Trillion Btu)(2)..          2.780          3.373
Average Inside FERC Price
        -----------
  ($/MMBtu)(3)................         $1.138         $1.142
MOPI Average Entitled Price
  Received ($/MMBtu)(4).......         $1.175         $1.198

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

     The Blanco Hub Spot Price was below $1.65 per MMBtu in each month of production relating to revenue received by the Trust during all of 1995 and the first seven months of 1996. In August 1996, the price exceeded the $1.65 minimum. However, pursuant to the terms of the gas purchase contract, MOTI continued to purchase gas attributable to MOPI's interest in the Underlying Properties at the $1.60 minimum purchase price, less deductible costs paid by MOTI, established by the gas purchase contract, resulting in a net average gas price received for the third quarter of 1996 of $1.17 per MMBtu. MOTI received a price credit from MOPI for each MMBtu of natural gas so purchased by MOTI equal to the difference between the $1.60 minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). MOTI estimates that, as of September 30, 1996, MOTI had aggregate price credits of approximately $9.9 million of which the Trust's 95 percent interest was approximately $9.4 million. The Blanco Hub Spot Price was also below $1.65 per MMBtu in September and October 1996. This balance was partially offset by a recoupment of price credits in August, 1996 of $229,698 for MOTI's and $218,213 for the Trust interest.

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


Date:  November 13, 1996

              (The Trust has no directors or executive officers.)