Form 10-K405
period 1996-12-31
BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST
filed 1997-03-31
CIK 906547

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -----------------------------

(Mark One)                   FORM 10-K
 [ [x] ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
 [     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                         -----------------------------

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

       NationsBank of Texas, N.A.
          NationsBank Plaza
      901 Main Street, Suite 1700
            Dallas, Texas                                      75202
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (214) 508-2304

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                           WHICH REGISTERED
          -------------------                           ----------------
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

Yes   [x]        No
    -------         -------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [x]
                             ---------

  At March 17, 1997, there were 8,800,000 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $70,400,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

  1996 Annual Report to Unitholders - Part II.

================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item  1. Business..........................................................   1
    GLOSSARY...............................................................   1
    DESCRIPTION OF THE TRUST...............................................   5
         Creation and Organization of the Trust............................   5
         Assets of the Trust...............................................   6
         Liabilities of the Trust..........................................   6
         Duties and Limited Powers of the Trustee..........................   6
         Liabilities of the Delaware Trustee and the Trustee...............   7
         Termination and Liquidation of the Trust..........................   7
         Arbitration and Derivative Actions................................   8
    DESCRIPTION OF UNITS...................................................   9
         Distributions and Income Computations.............................  10
         Conditional Right of Repurchase...................................  10
         Possible Divestiture of Units.....................................  11
         Periodic Reports to Unitholders...................................  12
         Voting Rights of Unitholders......................................  12
         Liability of Unitholders..........................................  13
         Transfer Agent....................................................  13
    FEDERAL INCOME TAXATION................................................  13
         Summary of Certain Federal Income Tax Consequences................  14
    ERISA CONSIDERATIONS...................................................  18
    STATE TAX CONSIDERATIONS...............................................  18
    REGULATION AND PRICES..................................................  18
         Regulation of Natural Gas.........................................  18
         Environmental Regulation..........................................  19
         Competition, Markets and Prices...................................  20

Item  2. Properties........................................................  21
    THE ROYALTY INTERESTS..................................... ............  21
         The Underlying Properties.........................................  21
         The NPI...........................................................  23
         Reserve Report....................................................  24
         Historical Gas Sales Prices and Production........................  25
         Possible NPI Percentage Reduction.................................  25
         Gas Purchase Contract.............................................  26
         Gas Gathering Contract............................................  28
         Federal Lands.....................................................  29
         Sale and Abandonment of Underlying Properties.....................  30
         The Infill NPI....................................................  31
         Burlington Resources' Performance Assurances......................  31
         Title to Properties...............................................  31

Item  3. Legal Proceedings.................................................  32

Item  4. Submission of Matters to a Vote of Security Holders...............  32

                                      (i)

                                                                            PAGE
                                                                            ----
                                    PART II

Item  5. Market for Registrant's Common Equity and Related
         Unitholder Matters................................................  32

Item  6. Selected Financial Data...........................................  32

Item  7. Trustee's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  33

Item  8. Financial Statements and Supplementary Data.......................  33

Item  9. Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................  33

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................  33

Item 11. Executive Compensation............................................  33

Item 12. Security Ownership of Certain Beneficial Owners and Management....  34

Item 13. Certain Relationships and Related Transactions....................  34
           Administrative Services Agreement...............................  34
           Burlington Resources' Conditional Right of Repurchase...........  34
           Potential Conflicts of Interest.................................  34

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...  36
           Financial Statements............................................  36
           Financial Statement Schedules...................................  36
           Exhibits........................................................  36
           Reports on Form 8-K.............................................  38

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

  "December 31, 1993 Reserve Report" means the Reserve Report, dated March 25, 1994, on the estimated MOPI reserves, estimated future net revenues and the discounted estimated future net revenues distributable to the Royalty Interests and the Underlying Properties as of December 31, 1993, prepared by Netherland, Sewell & Associates, Inc., independenet petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

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

  "December 31, 1996 Reserve Report" means the Reserve Report, dated March 20, 1997, on the estimated MOPI reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1996, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

  "December 31, 1996 Section 29 Tax Credit Report" means the report, dated March 21, 1997, on the estimated MOPI reserves and estimated Section 29 tax credits attributable to the Royalty Interests and the Underlying Properties as of December 31, 1996, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

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

  "MOGI" means Burlington Resources Gathering Inc. (formerly named Meridian Oil Gathering Inc.), a wholly owned subsidiary of Burlington Resources.

  "MOPI" means Burlington Resources Oil & Gas Company (formerly named Meridian Oil Inc., which is the successor by merger to Meridian Oil Production Inc.)

  "MOPI Payment Obligations" has the meaning assigned to such term under "Item 2--The Royalty Interests--Burlington Resources' Performance Assurances."

  "MOTI" means Burlington Resources Trading Inc. (formerly named Meridian Oil Trading Inc.), a wholly owned subsidiary of Burlington Resources.

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

  "NPI" refers to one of the net profits interests conveyed to the Trust, generally entitling the Trust to receive 95 percent of the NPI Net Proceeds. The NPI is subject to reduction as described under "Item 2--The Royalty Interests-- Possible NPI Percentage Reduction."

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

  "Prior Reserve Reports" means, collectively, the December 31, 1993 Reserve Report, December 31, 1994 Reserve Report and December 31, 1995 Reserve Report.

  "Prior Tax Credit Reports" means, collectively, the December 31, 1994 Section 29 Tax Credit Report and December 31, 1995 Section 29 Tax Credit Report.

  "Public Offering" has the meaning assigned to such term under "--Description of the Trust--Creation and Organization of the Trust."

  "Public Offering Prospectus" has the meaning assigned to such term herein under "Item 1 - Federal Income Taxation."

  "Royalty" means an interest entitling the holder thereof to a certain percentage of the gas produced from the wells, which generally is free of all expenses of production, but may be subject to certain post-production costs.

  "Royalty Interests" means the NPI and the Infill NPI conveyed to the Trust.

  "Sharing Price" means $2.04 per MMBtu, subject to increase by 2 1/2 percent annually as of May 1 of each year commencing in 2003.

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

                            DESCRIPTION OF THE TRUST

  Burlington Resources Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust under the Delaware Business Trust Act, Title 12, Chapter 38 of the Delaware Code, Sections 3801 et seq. (the "Delaware Code"). The following information is subject to the detailed provisions of (i) the Trust Agreement of Burlington Resources Coal Seam Gas Royalty Trust (the "Trust Agreement"), dated as of May 1, 1993, among Burlington Resources Inc., a Delaware corporation ("Burlington Resources"), Meridian Oil Production Inc., a Delaware corporation ("MOPI"), as grantor, Mellon Bank (DE) National Association, a national banking association (the "Delaware Trustee"), and NationsBank of Texas, N.A., a national banking association (the "Trustee"), as trustees, and (ii) the Net Profits Interest Conveyance (the "Conveyance") dated effective as of May 1, 1993 from MOPI to the Trust. Effective January 1, 1996, MOPI was merged with and into Meridian Oil Inc. ("MOI"), a wholly owned subsidiary of Burlington Resources. Effective July 11, 1996, MOI changed its name to Burlington Resources Oil & Gas Company ("BROG") and Meridian Oil Trading Inc. ("MOTI") and Meridian Oil Gathering Inc. ("MOGI"), both affiliates of MOI, changed their names to Burlington Resources Trading Inc. ("BRTI") and Burlington Resources Gathering Inc. ("BRGI"), respectively. Accordingly, in this Form 10-K references to MOPI refer to BROG after the date of such merger, references to MOTI refer to BRTI and references to MOGI refer to BRGI. Copies of the Trust Agreement and of the Conveyance are filed as exhibits to this Form 10-K. The provisions governing the Trust are complex and extensive and no attempt has been made below to describe or reference all of such provisions. The following is a general description of the basic framework of the Trust and a summary of the material terms of the Trust Agreement, and detailed provisions concerning the Trust may be found in the Trust Agreement.

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

TERMINATION AND LIQUIDATION OF THE TRUST

  The Trust will not terminate prior to January 1, 2003, except upon the affirmative vote of the holders of not less than 66-2/3% percent of the outstanding Units to liquidate the Trust. Thereafter, and subject to Burlington Resources' conditional right of repurchase (see "--Description of Units-- Conditional Right of Repurchase"), the Trust will terminate upon the first to occur (such date, the "Termination Date") of (i) an affirmative vote of the holders of not less than 66-2/3% percent of the outstanding Units to terminate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Royalty Interests (excluding deductions for capital expenditures) to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive quarters; (iii) such time as the Royalty Interests held by the Trust have been sold by the Trust; (iv) March 1 of any calendar year if, based on a reserve report as of December 31 of the prior year, it is determined that, as of such date, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the Securities and Exchange Commission (the "Commission") except that such calculation will utilize as the gas price in such calculation the average monthly gas price (before deduction of costs) paid under the Gas Purchase Contract for production attributable to MOPI's interest in the Underlying Properties during the 12 months ending on such December 31) of proved reserves attributable to the Royalty Interests is equal to or less than $30 million; and
(v) December 31, 2012. Following termination, the Trustee and the Delaware Trustee will continue to act as trustees of the Trust until all remaining Trust assets have been sold and the net proceeds from such sales distributed to Unitholders.

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

  Pursuant to Section 3816 of the Delaware Code, a plaintiff in a derivative action must be a beneficial owner at the time such action is brought and (a) at the time of the transaction subject to such complaint or (b) the plaintiff's status as a beneficial owner must have devolved upon it by operation of law or pursuant to the terms of the governing instrument of the trust from a person or entity who was a beneficial owner at the time of the transaction giving rise to the complaint. If a derivative action is successful, in whole or in part, or if anything is received by the trust as a result of a judgment, compromise or settlement of any such action, the Delaware Chancery Court may award the plaintiff reasonable expenses, including reasonable attorney's fees. If any award is so received by the plaintiff, the Delaware Chancery Court shall make such award of the plaintiff's expenses payable out of those proceeds and direct plaintiff to remit to the trust the remainder thereof. If the proceeds are insufficient to reimburse plaintiff's reasonable expenses in bringing the derivative action, the Delaware Chancery Court may direct that any such award of plaintiff's expenses or a portion thereof be paid by the trust. In addition, under Section 3816 a beneficial owner's right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the trust join in the bringing of the derivative action. The rights of the Unitholders to bring a derivative action on behalf of the Trust provided pursuant to Section 3816 of the Delaware Code are substantially similar to the derivative rights afforded stockholders under Section 327 of Chapter 8 of the Delaware General Corporation Law and applicable Delaware case law.

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

                              DESCRIPTION OF UNITS

  Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 15, 1997, there were 8,800,000 Units outstanding. The Trust may not issue additional Units.

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

  The terms of the Trust Agreement seek to assure to the extent practicable that gross income attributable to cash being distributed will be reported by the Unitholder who receives such distributions assuming that such Unitholder is the owner of record on the applicable record date. In certain circumstances, however, a Unitholder will not receive the cash giving rise to such income. For example, the Trustee maintains a cash reserve, and is authorized to borrow money under certain conditions, in order to pay or provide for the payment of Trust liabilities. Income associated with the cash used to increase that reserve or to repay any such borrowing must be reported by the Unitholder, even though that cash is not distributed to him. Likewise, if a portion of a cash distribution is attributable to a reduction in the cash reserve maintained by the Trustee, such cash is treated as a reduction to the Unitholder's basis in his Units and is not treated as taxable income to such Unitholder (assuming such Unitholder's basis exceeds the amount of the distribution of cash reserve).

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

  The Trustee files such returns for Federal income tax purposes as it is required to comply with applicable law. The Trustee mails to each person or entity who was a Unitholder of record (i) on the quarterly record date for such quarter or (ii) on each Special Distribution Amount record date occurring during such quarter, a report which shows in reasonable detail the information necessary to permit each Unitholder to make all calculations reasonably necessary for tax purposes. The Trustee treats all income, credits and deductions recognized during each calendar quarter during the term of the Trust as having been recognized by holders of record on the quarterly record date established for the distribution unless otherwise advised by counsel. Available year-end tax information permitting each Unitholder to make all calculations reasonably necessary for tax purposes is distributed by the Trustee to Unitholders no later than March 15 of the following year.

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

  Generally, amendments to the Trust Agreement require approval of a majority of the outstanding Units (except that amendment of required voting percentages requires approval of at least 80 percent of the outstanding Units), but no provision of the Trust Agreement may be amended that would (i) increase the power of the Delaware Trustee or the Trustee to engage in business or investment activities or (ii) alter the rights of the Unitholders as among themselves. Without the written consent of Burlington Resources and the approval of not less than 66-2/3% percent of the outstanding Units, no provision of the Trust Agreement may be amended with respect to (a) the sale or disposition of all or any part of the Trust estate, including the Royalty Interests, except as specifically provided in the Trust Agreement, (b) termination of the Trust and the disposition of Trust assets upon liquidation of the Trust or (c) MOPI's right of first refusal with respect to purchase of any remaining Royalty Interests upon termination of the Trust. Without the written consent of Burlington Resources and the approval of a majority of the outstanding Units, no amendment may be made to the Trust Agreement that would alter Burlington Resources' conditional right to repurchase all outstanding Units at any time at which 15 percent or less of the outstanding Units is owned by persons or entities other than Burlington Resources and its affiliates. Additionally, any amendment that increases the obligations, duties or liabilities of or affects the rights of the Delaware Trustee or the Trustee must be consented to by such entity. The Trustee, the Delaware Trustee, Burlington Resources and MOPI may, without approval of the Unitholders, from time to time supplement or amend the Trust Agreement in order to cure any ambiguity or to correct or supplement any defective or inconsistent provisions, provided such supplement or amendment is not adverse to the interests of the Unitholders. In addition, Burlington Resources may direct the Trustee to change the name of the Trust without approval of the Unitholders. Removal of the Trustee and the Delaware Trustee, approval of amendments, waivers, consents and other changes relating to the Gas Purchase Contract, the Gas Gathering Contract and the Conveyance, and the approval of the merger or consolidation of the Trust into one or more entities require approval of a majority of the outstanding Units. Except as set forth under "--Description of the Trust--Termination and Liquidation of the Trust," all other actions may be approved by a majority vote of the Units represented at a meeting at which a quorum is present or represented.

LIABILITY OF UNITHOLDERS

  Consistent with Delaware law, the Trust Agreement provides that the Unitholders will have the same limitation on personal liability as is accorded under the laws of such state to stockholders of a corporation for profit. No assurance can be given, however, that the courts in jurisdictions outside of Delaware will give effect to such limitation.

TRANSFER AGENT

  The Trustee has appointed Boston Equiserve Shareholder Service transfer agent and registrar for the Units (the "Transfer Agent").

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

  In connection with the registration of the Units for offer and sale in the Public Offering, Burlington Resources and the underwriters of the Units received certain opinions of counsel to Burlington Resources (upon which the Trustee and the Delaware Trustee were entitled to rely), including, without limitation, opinions as to the material Federal income tax consequences of the ownership and sale of the Units acquired in the Public Offering. The opinions of counsel to Burlington Resources as to such Federal income tax consequences were based on provisions of the Internal Revenue Code of 1986, as amended (the "IRC"), as of June 17, 1993, the date of the closing of the Public Offering, existing and proposed regulations thereunder and administrative rulings and court decisions as of June 17, 1993, all of which are subject to changes that may or may not be retroactively applied. Some of the applicable provisions of the IRC have not been interpreted by the courts or the Internal Revenue Service ("IRS"). In addition, such opinions of counsel to Burlington Resources were based on various representations as to factual matters made by Burlington Resources and MOPI in connection with the Public Offering. As is typically the case, these opinions were limited in their application to certain investors purchasing Units in the Public Offering and, as a result, provide no assurance to investors purchasing Units following the Public Offering.

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

Classification and Taxation
 of the Trust.............. The Trust will be treated as a grantor trust and not as an association taxable as a corporation. As a grantor trust, the Trust will not be subject to Federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders could be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders.... Each Unitholder will be taxed directly on his proportionate share of income, deductions, and credits of the Trust attributable to the Royalty Interests consistent with such Unitholder's taxable year and method of accounting, and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions...... The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 1996, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent or future obligations of the Trust. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See "Unitholder's Depletion Allowance" below.

Limits on Deductions
 and Credits............... Generally, a taxpayer is entitled to claim deductions and tax credits generated by an investment only if the investment has economic substance. The application of this principle in the context of the production and sale of nonconventional fuels (like coal seam gas) which generate the Section 29 tax credit is uncertain because such application has not been addressed either by a court or the IRS. An investment has economic substance if the investor can demonstrate that there is a reasonable possibility of deriving an economic profit from the investment in excess of a de minimis amount, apart from tax benefits. In many cases, economic profit has been computed by comparing the taxpayer's total cash investment to the total cash reasonably expected to be received by the taxpayer as a result of the investment. At the time of the Public Offering, Burlington Resources, after consultation with its counsel, expressed its belief only in connection with the Public Offering that the purchaser of a Unit in the Public Offering, who did not borrow funds in order to purchase his Unit, had a reasonable possibility of deriving an economic profit in excess of a de minimis amount apart from tax benefits associated with ownership of the Unit. No assurance is given either by the Trustee or counsel to the Trustee to a purchaser of Units in or following the Public Offering as to whether (and to what extent) such purchaser will be entitled to claim deductions and the Section 29 tax credit generated with respect to such Units.

Section 29 Tax Credit...... Unitholders will be entitled, provided certain requirements are met, to claim tax credits pursuant to Section 29 of the IRC with respect to sales of coal seam gas production attributable to the NPI, the gross income from which is included in their taxable income. The Section 29 tax credit provides to a taxpayer a dollar-for-dollar reduction in his regular Federal income tax liability, and, therefore, generally provides to him a greater benefit than a deduction which merely reduces the amount of his taxable income. The Section 29 tax credit applies to coal seam gas produced and sold prior to January 1, 2003 from qualifying wells. For a Unitholder who owned the same Units of record on all four quarterly record dates during 1996, the available Section 29 tax credit is approximately $1.116934 per Unit, based on the first estimate of the GNP implicit price deflator published by the Bureau of Economic Analysis.

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

Limits on Unitholder's Use
 of Credits................ In any year, a Unitholder is permitted to reduce his regular Federal income tax liability by the Section 29 tax credits allocated to such Unitholder for such year on a dollar-for-dollar basis, but only to the extent such Unitholder's regular tax liability exceeds his alternative minimum tax liability (with certain adjustments). Any amount of Section 29 tax credit in excess of a Unitholder's total regular Federal income tax liability for a year is permanently lost. Section 29 tax credits cannot be used to reduce a Unitholder's liability for any alternative minimum tax for any taxable year but can be carried forward to reduce his regular tax liability in a subsequent year (subject to the applicable rules governing such carryforward(s)).

Quarterly Allocations...... Under the IRC, a Unitholder is entitled to
                            Section 29 tax credits only to the extent that he is an owner of the economic interest at the time the coal seam gas is produced. The Trustee allocates the income received by the Trust for a quarter, and the Section 29 tax credit allocable to such income, to Unitholders of record on the quarterly record date for such quarter. Such an allocation may be challenged by the IRS, but any challenge is likely to have a material adverse effect only if successful and only for Unitholders who do not own Units for a full quarter for each record date, particularly Unitholders who acquire Units shortly before a record date and sell shortly after a record date.

Unitholder's Depletion
 Allowance................. Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the NPI (or if greater, through percentage depletion equal to 15 percent of gross income). If any portion of the NPI is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion.

Non-Passive Activity Income,
 Credits and Loss.......... The income, credits and expenses of the Trust will not be taken into account in computing the passive activity losses and income under Section 469 of the IRC for a Unitholder who acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business. Section 29 tax credits generated by an investment in Units, therefore, can be utilized to offset regular tax liability on income from any source, whether active or passive, subject to other limitations discussed herein or arising from the individual tax circumstances of each Unitholder. See "Limits on Unitholder's Use of Credits" above.

Unitholder Reporting
 Information............... The Trustee furnishes to Unitholders tax information concerning royalty income, depletion and the Section 29 tax credits on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See the second paragraph under "Description of Units -- Periodic Reports to Unitholders."

Tax Shelter Registration... The Trust is registered as a "tax shelter" and its tax shelter registration number is 93-147000231. Issuance of a tax shelter registration number does not indicate that the investment in Units or the claimed tax benefits have been reviewed, examined or approved by the IRS.

Substantial Understatement
 Penalty................... Section 6662 of the IRC imposes a penalty in certain circumstances for a substantial understatement of taxes if a taxpayer's tax liability is understated by more than the greater of (a) 10 percent of the taxes required to be shown on the return and (b) $5,000 ($10,000 for most corporations). The penalty (which is not deductible) is 20 percent of the understatement.

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

  The supply of natural gas capable of being produced in the United States has exceeded demand in recent years generally as a result of decreased demand for natural gas in response to economic factors, conservation, lower prices for alternative energy sources and other factors. As a result of this excess supply of natural gas, natural gas producers have experienced increased competitive pressure and significantly lower prices. Due to the restructuring of the industry over the last nine years and the producers' method of marketing their gas production, caused mainly by FERC regulations, minimal gas is sold to pipelines under the past take-or-pay style long-term (15-20 year) contracts. Pipelines have either renegotiated their obligations to reflect more market responsive terms, or reduced or ceased altogether their purchase of gas.

  Demand for natural gas production has historically been seasonal in nature and prices for gas fluctuate accordingly. Due to unseasonably warm weather over the last several years and the ability of markets to access storage, lower prices have been received by producers than in prior years. Consequently, on an energy equivalent basis, gas has sold at a discount to oil for the past several years. However, during 1996 inventories were drawn down and severe weather created more demand for natural gas in the second half of the year. Such price fluctuations and the continuation of a depressed market for natural gas will directly impact Trust distributions, estimates of Trust reserves and estimated future net revenue from Trust reserves.

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

  The following description contains a summary of the material terms of the Conveyance and is subject to and qualified by the more detailed provisions of the Conveyance, a copy of which is filed as an exhibit to this 10-K.

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

  The Underlying Properties currently include 102 gross coal seam wells. One additional previously existing well in the Northeast Blanco Unit has ceased production, and no reserves have been attributed to such well in the December 31, 1996 Reserve Report. If subsequently deemed appropriate by the Northeast Blanco Unit working interest owners, such well could be redrilled and, if returned to production, MOPI's interest in that well would be burdened by the NPI. MOPI's working interest share of the capital costs of any such redrilling would be deducted in calculating NPI Net Proceeds and would, therefore, reduce amounts payable to the Trust. In addition, any production from that redrilled well would not entitle Unitholders to Section 29 tax credits. As of December 31, 1996, MOPI had a working interest of approximately 19.6 percent in the Underlying Properties and a net revenue interest of approximately 16.5 percent in the Underlying Properties. The operator of the Underlying Properties is Blackwood & Nichols Co. ("B&N"), an affiliate of Devon Energy Corporation ("Devon") (although the single communitized well included within the Underlying Properties is operated by MOPI).

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

  Working Interest Owners. The following is a list of working interest owners in the Underlying Properties owning at least a one percent working interest as of December 31, 1996.

     WORKING INTEREST OWNERS                  WORKING INTEREST PERCENTAGE
     -----------------------                  ---------------------------
     Amoco Production Co....................             35.4
     MOPI...................................             19.6
     B&N....................................             14.6
     Devon Blanco Ltd.......................             13.9
     EOG Inc................................              5.6
     Phillips - San Juan Partners L.P.......              3.8
     Conoco, Inc............................              2.5

  Well Count and Acreage Summary. The following table shows as of December 31, 1994, 1995 and 1996 the gross and net wells and acreage for the Underlying Properties.

                                          NUMBER OF WELLS      ACRES
                                          ---------------  -------------
DECEMBER 31,                               GROSS     NET   GROSS    NET
------------                              --------  -----  ------  -----
     1994...............................     102     20    32,595  6,404
     1995...............................     102     20    32,595  6,404
     1996...............................     102     20    32,595  6,404

THE NPI

     The NPI generally entitles the Trust to receive 95 percent of the NPI Net Proceeds attributable to MOPI's interest in the Underlying Properties, subject to possible decrease as described under "--Possible NPI Percentage Reduction."

     MOPI will pay its working interest share of capital costs incurred on the Underlying Properties. Such capital costs will be equal to MOPI's working interest share of the amounts expended by the operator of the Northeast Blanco Unit and MOPI will be invoiced for its share of those costs by the operator. However, the operator and working interest owners of the wells could elect at any time to implement measures to increase the producible reserves. These measures, if implemented, could involve additional compression or enhanced or secondary recovery operations requiring substantial capital expenditures which would be proportionately borne by the NPI. During 1996 significant capital expenditures were made in conjunction with the installation of a looped gas gathering system.

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

     If, during any calendar quarter, costs and expenses paid by MOPI and deducted in calculating the NPI Net Proceeds exceed gross proceeds (such excess referred to as a "Deficit"), neither the Trust nor Unitholders will be liable to pay such Deficit directly, but the Trust will receive no payments for distribution to Unitholders (although MOPI will pay to the Trust amounts sufficient to pay the administrative expenses of the Trust) until future gross proceeds exceed future costs and expenses plus the cumulative Deficit and interest on such cumulative Deficit at Citibank's Base Rate; provided, however, that in any calendar quarter in which the cumulative Deficit at the end of such quarter is less than $3,000,000, MOPI will pay to the Trust for distribution to Unitholders no less than 20 percent of such quarter's NPI Net Proceeds (calculated before deducting capital costs for such calendar quarter); and provided further, that if at the end of any calendar quarter, the cumulative Deficit is $3,000,000 or more, MOPI will not be obligated to make any payment to the Trust for distribution to Unitholders (although MOPI will pay to the Trust amounts sufficient to pay the administrative expenses of the Trust) until such cumulative Deficit is reduced to less than $3,000,000. As of December 31, 1996 no such deficit existed.

RESERVE REPORT

     The following table summarizes net proved reserves estimated as of December 31, 1996, and certain related information for the Royalty Interests and MOPI's interest in the Underlying Properties from the December 31, 1996 Reserve Report prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers. All of such reserves constitute proved developed reserves. Summaries of the December 31, 1996 Reserve Report, the Prior Reserve Reports and the Prior Tax Credit Reports are filed as exhibits to this Form 10-K and incorporated herein by reference. See Note 9 of the Notes to Financial Statements incorporated by reference in Item 8 hereof for additional information regarding the net proved reserves of the Trust.

     A net profits interest does not entitle the Trust to a specific quantity of gas but to a portion of gas sufficient to yield a specified portion of the net proceeds derived therefrom. Proved reserves attributable to a net profits interest are calculated by deducting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates for such net profits interest, to pay the future estimated costs and expenses deducted in the calculation of the net proceeds of such interest. Accordingly, the reserves presented for the Royalty Interests reflect quantities of gas that are free of future costs and expenses if the price and cost assumptions used in the December 31, 1996 Reserve Report occur. The December 31, 1996 Reserve Report was prepared in accordance with criteria established by the Securities and Exchange Commission. At December 31, 1996, the price the Trust was entitled to receive under the Gas Purchase Contract was $2.74 per MMBtu subject to accrued and unrecouped Price Credits in the Price Credit Account (see "-- The Royalty Interests -- Gas Purchase Contract"). For purposes of the preparation of the December 31, 1996 Reserve Report, however, pricing was held constant at the Minimum Purchase Price of $1.60 per MMBtu until the accrued Price Credits were recouped by MOTI, after which $2.74 per MMBtu was utilized for the remaining life of the Royalty Interests.

                                                                                  MOPI'S INTEREST
                                                                  ROYALTY             IN THE
                                                                 INTERESTS     UNDERLYING PROPERTIES
                                                              ---------------  ---------------------
Net Proved Gas Reserves (Bcf)(a)(b).........................         71.6                80.2
Estimated Future Net Revenues (in millions) (c).............       $116.3              $122.4
Discounted Estimated Future Net Revenues (in millions) (c)..       $ 67.3              $ 70.8

----------------
(a) Although the prices utilized in preparing the estimates in this table are in accordance with criteria established by the Securities and Exchange Commission, those prices were influenced by seasonal demand for natural gas and other factors and may not be the most representative prices for estimating future net revenues or related reserve data. In addition, changes in gas prices have an effect on net reserve data for the NPI at any given level of costs assumed, because such changes in the cost of gas per MMBtu result in changes in the number of MMBtu required to pay a given level of costs. Since December 31, 1996, the Blanco Hub Spot Price has decreased substantially.
(b) The gas reserves were estimated by Netherland, Sewell & Associates, Inc. by applying volumetric and decline curve analyses.
(c) Estimated future net revenues are defined as the total revenues attributable to MOPI's interest in the Underlying Properties and to the Royalty Interests less the relevant share (MOPI's interest share, in the case of MOPI's interest in the Underlying Properties, and 95 percent thereof, in the case of the Royalty Interests) of royalties, production, property and related taxes (including severance taxes), lease operating expenses and future capital expenditures. Overhead costs (beyond the standard overhead charges for the nonoperated properties) have not been included, nor have the effects of depreciation, depletion and Federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.

  Based upon the production estimates used in the December 31, 1996 Section 29 Tax Credit Report for the January 1, 1997 through December 31, 2002 period, and assuming constant future Section 29 tax credits at the estimated 1996 rate of $1.05 per MMBtu, the estimated total future tax credits available from the production and sale of the net proved reserves from the Royalty Interests would be approximately $36.1 million, having a discounted present value (assuming a 10 percent discount rate) of approximately $28.5 million.

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

HISTORICAL GAS SALES PRICES AND PRODUCTION

  The following table sets forth the actual net production volumes from MOPI's interest in the Underlying Properties, weighted average lifting costs and information regarding historical gas sales prices for each of the years ended December 31, 1994, 1995 and 1996:

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                            1994     1995     1996
                                                                            -----    -----    -----
Production from MOPI's interest in the Underlying Properties (Bcf)........   16.8     14.7     12.2
Weighted average production costs (dollars per Mcf).......................  $0.15    $0.09    $0.12
Weighted average sales price of gas produced from MOPI's interest in the
 Underlying Properties (dollars per Mcf)..................................  $1.17    $1.08    $1.04
Average Blanco Hub Spot Price (dollars per MMBtu).........................  $1.63    $1.18    $1.66

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

                                                      PERCENTAGE OF NPI
                                                        NET PROCEEDS
                                                      -----------------
                                                      THE TRUST    MOPI
                                                      ---------    ----
   Cumulative Production:
    Less than 161.8 Bcf.............................      95         5
    161.8 Bcf to 176.5 Bcf..........................      75        25
    More than 176.5 Bcf.............................      50        50

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

  The percentage of NPI Net Proceeds payable in respect of the NPI will be reduced at any time and from time to time in the amounts set forth above if the criteria specified in the preceding paragraphs are met. If a reduction in the percentage of NPI Net Proceeds constituting the NPI occurs, that reduced percentage shall continue in effect thereafter unless and until a further reduction occurs. As of December 31, 1996 none of the criteria described above had been met.

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

  The Index Price was below the Minimum Purchase Price from June 1994 through 1996, with the exception of the months of August, November and December of 1996. MOTI estimates that, as of December 31, 1996, MOTI had aggregate Price Credits in the Price Credit Account of approximately $8.9 million of which the Trust's 95 percent interest was approximately $8.5 million.

  This entitlement to recoup the Price Credits means that if and when the Index Price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

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

GAS GATHERING CONTRACT

  The prices to be paid to MOPI pursuant to the Gas Purchase Contract are prices payable for the value of gas purchased for production at the Central Gathering Point. Title to the gas purchased pursuant to the Gas Purchase Contract, therefore, passes to MOTI at the Central Gathering Point. MOTI is responsible for gathering, treating, processing and marketing from the Central Gathering Point all gas purchased pursuant to the Gas Purchase Contract. The price paid by MOTI pursuant to the Gas Purchase Contract is after deducting Deductible Costs from the Central Gathering Point. Pursuant to the Gas Gathering Contract, MOGI gathers, treats and processes all of the production attributable to MOPI's interest in the Underlying Properties (excluding production attributable to five wells) from the Central Gathering Point. MOGI, under the Gas Gathering Contract, treats the gas gathered for MOTI to remove carbon dioxide and water and to otherwise bring the gas into compliance with the specifications of the Gas Gathering Contract. At December 31, 1996, MOGI's rates for performing its services under the Gas Gathering Contract varied from approximately $.30 to approximately $.43 per Mcf, depending upon the specific point of delivery to MOGI. MOTI reduces the price that it pays for the gas by the value of gas used by MOGI as fuel for compression and other facilities. These reductions can not exceed 6.5 percent of the value of volumes of gas gathered for MOTI. The rates payable to MOGI pursuant to the Gas Gathering Contract are subject to annual adjustment on January 1 of each year on the basis of increases or decreases in a published index measuring consumer prices. Additionally, these rates may be increased by the amount of any additional costs incurred by MOGI as a direct result of any governmental action relating generally to gathering and/or treating agreements in the natural gas industry. The term of the Gas Gathering Contract will continue until December 31, 2012; thereafter, such contract will continue in effect on a month-to-month basis.

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

THE INFILL NPI

  The Royalty Interests include the Infill NPI, a net profits interest in any Infill Wells completed on the Underlying Properties. No Infill Wells have been drilled and none will be drilled unless, prior to any decision to drill any such wells by the working interest owners of the Underlying Properties, the well spacing limitations for coal seam wells in the San Juan Basin are reduced. If such changes occur and Infill Wells are drilled, the Infill NPI will entitle the Trust to receive 20 percent of the Infill Net Proceeds. No reserves have been attributed in the December 31, 1996 Reserve Report or the Prior Reserve Reports to any Infill Wells.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS.

  Certain information with respect to the Units of the Trust and the market therefor is set forth on the inside front cover of the Trust's Annual Report to Unitholders for the year ended December 31, 1996 under the section entitled "Units of Beneficial Interest" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data of the Trust is set forth on the inside front cover of the Trust's Annual Report to Unitholders for the year ended December 31, 1996 under "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 2 and 3 of the Trust's Annual Report to Unitholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements of the Trust and the notes thereto, together with the report thereon of Deloitte & Touche LLP, independent auditors, dated March 21, 1997, appearing on pages 4 through 11 of the Trust's Annual Report to Unitholders for the year ended December 31, 1996 are incorporated herein by reference.

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

  Compensation of the Trustee, Delaware Trustee and Transfer Agent. The Trust Agreement provides for compensation to the Trustee and the Delaware Trustee for administrative services, out of the Trust assets. The Trustee was paid a 1996 base amount of $39,147, plus an hourly charge for services in excess of a combined total of 300 hours annually at the Trustee's then standard rate. The Trustee received total compensation for 1996 of $39,147. The Trustee's annual base fee escalates at the rate of 3 percent per year. The Delaware Trustee is paid a fixed annual amount of $10,000. The Trustee and the Delaware Trustee are each entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If a trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fees payable to that trustee will increase significantly until a new trustee is appointed.

  The Transfer Agent receives a transfer agency fee of $5.30 annually per account (minimum of $15,000 annually), subject to increase or decrease each December, based upon the change in the Producers' Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued in excess of 10,000 annually. The total of fees paid by the Trust to the Transfer Agent in 1996 was $12,472.

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

  (b) Security Ownership of Management. The Trust has no directors or executive officers. As of March 15, 1997, NationsBank of Texas, N.A., the Trustee, did not beneficially own any Units. As of March 15, 1997, Mellon Bank (DE) National Association, the Delaware Trustee, did not beneficially own any Units.

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

  The Administrative Services Agreement obligates the Trust to pay to Burlington Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. The annual fee for 1996, payable in equal quarterly installments, was $313,157, and the fee will be adjusted annually, based upon the change in the Producers' Price Index.

BURLINGTON RESOURCES' CONDITIONAL RIGHT OF REPURCHASE

  Burlington Resources retains in the Trust Agreement the right to repurchase all (but not less than all) outstanding Units at any time at which 15 percent or less of the outstanding Units is owned by persons or entities other than Burlington Resources and its affiliates. Any such repurchase would generally be at a price equal to the greater of (i) the highest price at which Burlington Resources or any of its affiliates acquired Units during the 90 days immediately preceding the Determination Date and (ii) the average closing price of Units on the New York Stock Exchange for the 30 trading days immediately preceding the Determination Date. Any such repurchase would be conducted in accordance with applicable Federal and state securities laws. See "Item 1--Description of Units- -Conditional Right of Repurchase."

POTENTIAL CONFLICTS OF INTEREST

  The interests of Burlington Resources and its subsidiaries and the interests of the Trust and the Unitholders with respect to the Underlying Properties could at times be different. As an interest owner in the Underlying Properties, MOPI could have interests that conflict with the interests of the Trust and Unitholders. For example, such conflicts could be due to a number of factors including, but not limited to, future budgetary considerations and the absence of any contractual obligation on the part of MOPI to spend for development of the Underlying Properties, except as noted herein. Such decisions may have the effect of changing the amount or timing of future distributions to Unitholders. MOPI's interest may also conflict with those of the Trust and Unitholders in situations involving the sale or abandonment of Underlying Properties. MOPI has the right at any time, pursuant to the terms of the Conveyance, to sell any of its interest in the Underlying Properties subject to the Royalty Interests. Such sales may not be in the best interest of the Trust. Except for amendments to the Gas Purchase Contract, the Gas Gathering Contract or the Conveyance which must be approved by the vote of the holders of a majority of all Units then outstanding if such amendment would materially adversely affect Trust revenues, no mechanism or procedure has been included to resolve potential conflicts of interest between the Trust and Burlington Resources, MOPI, MOTI or MOGI. To the extent that any matters are brought to a vote of Unitholders where the interests of Burlington Resources conflict, or potentially conflict, with the interests of the Trust or Unitholders, Burlington Resources can be expected to vote in its own self interest. See "Item 2--The Royalty Interests--Sale and Abandonment of Underlying Properties," "--Gas Purchase Contract" and "--Gas Gathering Contract."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this report:

1. Financial Statements (incorporated by reference in Item 8. of this report)

                                                                 PAGE IN 1996
                                                                ANNUAL REPORT
                                                                TO UNITHOLDERS
                                                                (INCORPORATED
                                                                BY REFERENCE)
                                                                --------------

    Independent Auditors' Report...................................    4
    Statements of Assets, Liabilities and Trust
     Corpus as of December 31, 1996 and 1995.......................    5
    Statements of Distributable Income for the years ended
      December 31, 1996, 1995 and 1994.............................    5
    Statements of Changes in Trust Corpus for the years ended
      December 31, 1996, 1995 and 1994.............................    5
    Notes to Financial Statements..................................    6

2. Financial Statement Schedules

  Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3. Exhibits

 EXHIBIT
 NUMBER                           EXHIBIT
 ------                            -------

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

 EXHIBIT
 NUMBER                           EXHIBIT
 ------                            -------

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

  13.1  --  1996 Annual Report to Unitholders.

  23.1  --  Consent of Netherland, Sewell & Associates, Inc.

  27.1  --   Financial Data Schedule.

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

  99.5 -- Reserve Report, dated March 18, 1996, on the estimated reserves, estimated future net revenues and discounted estimated future net revenues attributable to the Royalty Interests and MOPI's interest in the Underlying Properties as of December 31, 1995, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers (filed as Exhibit 99.5 to the Registrant's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

 EXHIBIT
 NUMBER                           EXHIBIT
 ------                            -------

  99.6 -- Report, dated March 19, 1996, on the estimated Section 29 tax credits attributable to the Royalty Interests as of December 31, 1995, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers (filed as Exhibit 99.6 to the Registrant's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

  99.7 -- Reserve Report, dated March 20, 1997, on the estimated reserves, estimated future net revenues and discounted estimated future net revenues attributable to the Royalty Interests and MOPI's interest in the Underlying Properties as of December 31, 1996, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers.

  99.8 -- Report, dated March 21, 1997, on the estimated Section 29 tax credits attributable to the Royalty Interests as of December 31, 1996, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers.

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

                                 BURLINGTON RESOURCES COAL
                                 SEAM GAS ROYALTY TRUST


                                 By: NATIONSBANK OF TEXAS, N.A.,
                                     Trustee


                                 By:         /s/ Ron E. Hooper
                                    ----------------------------------------
                                                 Ron E. Hooper
                                        Vice President and Administrator

Date: March 31, 1997

            (The Registrant has no directors or executive officers.)