Form 10-Q
period 1997-03-31
BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST
filed 1997-05-15
CIK 906547

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1997

                                       or

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

     Number of units of beneficial interest outstanding at May 1, 1997:
8,800,000

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

     The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Burlington Resources Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited, except for balances as of December 31, 1996, and therefore are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996. The December 31, 1996 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1997, the distributable income and the changes in trust corpus for the three month periods ended March 31, 1997 and 1996, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        Independent Accountants' Report


NationsBank of Texas, N.A.,
as Trustee of Burlington Resources
Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Burlington Resources Coal Seam Gas Royalty Trust as of March 31, 1997, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1997 and 1996. These condensed financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Burlington Resources Coal Seam Gas Royalty Trust as of December 31, 1996, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 21, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1996, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP
    Dallas, Texas


May 9, 1997

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
------------------------------------------------------------



                                            March 31,    December 31,
                                              1997           1996
                                          -------------  ------------
                                           (unaudited)
ASSETS

Cash and cash equivalents                 $     75,217   $    158,251
Royalty interests in gas
     properties (less accumulated
     amortization of $77,144,032
     at March 31, 1997 and $73,028,120
     at December 31, 1996)                 103,255,968    107,371,880
                                          ------------   ------------

TOTAL ASSETS                              $103,331,185   $107,530,131
                                          ============   ============



LIABILITIES AND TRUST CORPUS

Trust expenses payable                    $    140,274   $    201,966

Trust corpus -
     8,800,000 units of beneficial
     interest authorized, issued and
     outstanding                           103,190,911    107,328,165
                                          ------------   ------------

TOTAL LIABILITIES
     AND TRUST CORPUS                     $103,331,185   $107,530,131
                                          ============   ============



The accompanying notes are an integral part of these condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------

                                         FOR                 FOR
                                       THE THREE          THE THREE
                                      MONTHS ENDED       MONTHS ENDED
                                     MARCH 31, 1997     MARCH 31, 1996
                                     --------------     --------------

Royalty income                        $  1,471,920       $  3,101,139
Interest income                              3,678              8,008
                                      ------------       ------------
                                         1,475,598          3,109,147

General and administrative
     expenses                         (    196,286)          (189,378)
                                      ------------       ------------
Distributable income                  $  1,279,312       $  2,919,769
                                      ============       ============

Distributable income per
     unit (8,800,000 units)           $        .15       $        .33
                                      ============       ============



The accompanying notes are an integral part of these condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
-----------------------------------------------------------




                                          FOR              FOR
                                       THE THREE        THE THREE
                                     MONTHS ENDED      MONTHS ENDED
                                    MARCH 31, 1997    MARCH 31, 1996
                                    --------------    --------------

Trust corpus, beginning
     of period                      $ 107,328,165     $ 123,534,740
Amortization of royalty
     interest                          (4,115,912)       (5,304,096)
Distributable income                    1,279,312         2,919,769
Distributions to
     unitholders                       (1,300,654)       (2,929,358)
                                    -------------     -------------
Trust corpus, end
     of period                      $ 103,190,911     $ 118,221,055
                                    =============     =============
Distributions per unit
     (8,800,000 units)              $         .15     $         .33
                                    =============     =============


The accompanying notes are an integral part of these condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------

1.   TRUST ORGANIZATION AND PROVISIONS

     Burlington Resources Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Burlington Resources Coal Seam Gas Royalty Trust (the "Trust Agreement") entered into effective as of May 1, 1993 by and among Meridian Oil Production Inc., a Delaware corporation ("MOPI"), as trustor, Burlington Resources Inc., a Delaware corporation ("Burlington Resources"), and NationsBank of Texas, N.A., a national banking association (the "Trustee"), and Mellon Bank (DE) National Association, a national banking association (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions. Effective January 1, 1996, MOPI was merged with and into Meridian Oil Inc. ("MOI"), a wholly-owned subsidiary of Burlington Resources. Effective July 11, 1996, MOI changed its name to Burlington Resources Oil & Gas Company ("BROG") and Meridian Oil Trading Inc. ("MOTI") and Meridian Oil Gathering Inc. ("MOGI"), both affiliates of MOI, changed their names to Burlington Resources Trading Inc. ("BRTI") and Burlington Resources Gathering Inc. ("BRGI"), respectively. Accordingly, references in this Form 10-Q to MOPI refer to BROG, references to MOTI refer to BRTI and references to MOGI refer to BRGI.

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

5. The Trust is a defendant in a lawsuit incurred in the ordinary course of its business. It is the opinion of the Trust that the outcome of the suit now pending will not have a material adverse effect on the operational cash flow or financial position of the Trust.

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations

     The Trust makes quarterly cash distributions to holders of units of beneficial interest ("Units") in the Trust ("Unitholders"). The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are certain net profits interests (the "Royalty Interests") in certain proved coal seam gas properties located in the Fruitland coal formation underlying the Northeast Blanco Unit in the San Juan Basin of New Mexico (the "Underlying Properties"). The Royalty Interests owned by the Trust burden the net revenue interest in the Underlying Properties that is owned by Meridian Oil Production Inc. ("MOPI") and not the Trust. Effective January 1, 1996, MOPI was merged with and into Meridian Oil Inc. ("MOI"), a wholly-owned subsidiary of Burlington Resources. Effective July 11, 1996, MOI changed its name to Burlington Resources Oil & Gas Company ("BROG") and Meridian Oil Trading Inc. ("MOTI") and Meridian Oil Gathering Inc. ("MOGI"), both affiliates of MOI, changed their names to Burlington Resources Trading Inc. ("BRTI") and Burlington Resources Gathering Inc. ("BRGI"), respectively. Accordingly, references in this Form 10-Q to MOPI refer to BROG, references to MOTI refer to BRTI and references to MOGI refer to BRGI.

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

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996
-------------------------------------------------------------------------------

     Royalty income received by the Trust in a given calendar quarter generally consists of 95% of the NPI Net Proceeds (as defined in Note 1) during the preceding calendar quarter. Royalty income for the first quarter of 1997 amounted to $1,471,920 as compared to $3,101,139 for the same quarter in 1996. Gas production related to the royalty income received by the Trust in the first quarter of 1997 was 2.7 Bcf compared to 3.3 Bcf for the same quarter in 1996. The lower gas production, in the first quarter of 1997 as compared to the same period in 1996 reflects the natural decline of production from the coal seam formation. In addition, the decrease in income to the Trust in the first quarter of 1997 as compared to the same period in 1996 also reflects both the aforementioned decline in production and the recoupment of price credits as described herein below. The average net price for gas after consideration of costs in the first quarter of 1997 was $.99/Mcf compared to $1.08/Mcf in the first quarter of 1996.

     Costs deducted to determine the net proceeds received include production taxes, which are calculated on gross proceeds, operating costs and certain capital costs. Production tax fluctuations are in correlation to changes in royalty proceeds and operating costs and have remained relatively stable.
During the quarter ended March 31, 1997, approximately $823,000 was charged against the gross proceeds of the Trust relating to the expansion of the current gas gathering system. Capital costs of this nature are allowed under the Conveyance Agreement.

     Interest income for the quarter ended March 31, 1997 was $3,678 as compared to $8,008 for the same quarter in 1996. General and administrative expenses are primarily related to administrative services provided to the Trust. The general and administrative expenses during the quarter ended March 31, 1997 amounted to $196,286 compared to $189,378 for the same quarter in 1996.

     Distributable income for the quarter ended March 31, 1997 was $1,279,312 or $.15 per Unit compared to $2,919,769 or $.33 per Unit for the first quarter of 1996. The Trust made a distribution on March 14, 1997 of $.147801 per Unit to Unitholders of record on March 4, 1997.

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

     Royalty income received by the Trust in a given calendar quarter will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the preceding quarter. Accordingly, the royalty income included in distributable income for the quarter ended March 31, 1997 was based on production volumes and natural gas prices for the period October 1 through December 31, 1996 in accordance with the terms of the conveyance of the Royalty Interests to the Trust, as shown in the table below. The production volumes included in the table below are actual net production volumes from MOPI's interest in the Underlying Properties, and not for production attributable to the Trust's Royalty Interests.


                                     For the            For the
                                  Three Months       Three Months
                                      Ended              Ended
                                December 31, 1996  December 31, 1995
                                -----------------  -----------------

Production (Bcf)(1)...........              2.890              3.458
Production (Trillion Btu)(2)..              2.571              3.123
Average Inside FERC Price
  ($/MMBtu)(3)................             $ 2.51             $ 1.28
MOPI Average Entitled Price
  Received ($/MMBtu)(4).......             $ 1.11             $ 1.20


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

     The Blanco Hub Spot Price was below $1.65 per MMBtu for all months during 1996 and the first quarter of 1997 except August, November and December of 1996 and January and February of 1997. However, pursuant to the terms of the gas purchase contract, in those months in which such price was below $1.65 per MMBtu, MOTI continued to purchase gas attributable to MOPI's interest in the Underlying Properties at the $1.60 per MMBtu minimum purchase price, less deductible costs paid by MOTI, established by the gas purchase contract; and MOTI received a price credit from MOPI for each MMBtu of natural gas so purchased by MOTI equal to the difference between the $1.60 per MMBtu purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). MOTI estimates that as of March 31, 1997, MOTI had aggregate price credits of approximately $8.0 million of which the Trust's 95 percent interest was approximately $7.6 million. With the Blanco Hub Spot Price above $1.65 per MMBtu during November and December of 1996, royalty income otherwise receivable by the Trust during the first quarter of 1997 was reduced due to partial recoupment of the aggregate price credits. Approximately $930,000 of price credits were recouped by MOTI due to the higher Blanco Hub Spot Prices in November and December of 1996.

     The entitlement of MOTI to recoup the price credits means that if and when the applicable Blanco Hub Spot Price is above $1.65 per MMBtu, future royalty income paid to the Trust will be reduced until such time as all accrued and unrecouped price credits have been fully recovered by MOTI. Corresponding cash distributions to Unitholders would also be reduced. As is the case in the first quarter of 1997, reduced royalty income to the Trust correspondingly reduces cash distributions to Unitholders.

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

                         BURLINGTON RESOURCES COAL SEAM GAS
                         ROYALTY TRUST

                         By: NATIONSBANK OF TEXAS, N.A., Trustee



                         By: /s/ Ron Hooper
                            ---------------------------------------
                            Ron Hooper
                            Vice President


Date:  May 13, 1997

              (The Trust has no directors or executive officers.)