Form 10-Q
period 1997-09-30
BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST
filed 1997-11-10
CIK 906547

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1997

                                       or

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

Number of units of beneficial interest outstanding at October 31, 1997:
  8,800,000

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

     The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Burlington Resources Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited, except for balances as of December 31, 1996, and therefore are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996. The December 31, 1996 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1997, the distributable income for the three month and nine month periods ended September 30, 1997 and 1996 and the changes in trust corpus for the nine month periods ended September 30, 1997 and 1996, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The condensed financial statements as of September 30, 1997 and for the three month and nine month periods ended September 30, 1997 and 1996, included herein, have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                        Independent Accountants' Report


NationsBank of Texas, N.A.,
 as Trustee of Burlington Resources
 Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Burlington Resources Coal Seam Gas Royalty Trust as of September 30, 1997, and the related condensed statements of distributable income for the three month and nine month periods ended September 30, 1997 and 1996 and changes in trust corpus for the nine month periods ended September 30, 1997 and 1996. These condensed financial statements are the responsibility of the Trustee.

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

Dallas, Texas
November 5, 1997

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
------------------------------------------------------------



                                              September 30,   December 31,
                                                   1997           1996
                                              --------------  ------------
                                               (unaudited)
ASSETS

Cash and cash equivalents                       $    77,522   $    158,251
Royalty interests in gas
     properties (less accumulated
     amortization of $84,765,778
     at September 30, 1997 and $73,028,120
     at December 31, 1996)                       95,634,222    107,371,880
                                                -----------   ------------

TOTAL ASSETS                                    $95,711,744   $107,530,131
                                                ===========   ============



LIABILITIES AND TRUST CORPUS

Trust expenses payable                          $    96,836   $    201,966

Trust corpus -
     8,800,000 units of beneficial
     interest authorized, issued and
     outstanding                                 95,614,908    107,328,165
                                                -----------   ------------

TOTAL LIABILITIES
     AND TRUST CORPUS                           $95,711,744   $107,530,131
                                                ===========   ============



The accompanying notes are an integral part of these condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------

                                          FOR                FOR
                                       THE THREE          THE THREE
                                     MONTHS ENDED       MONTHS ENDED
                                  September 30, 1997  September 30, 1996
                                  ------------------  ------------------
Royalty income                        $1,987,036          $2,423,156
Interest income                            5,237               6,676
                                      ----------          ----------
                                       1,992,273           2,429,832


General and administrative
     expenses                           (120,391)           (121,255)
                                      ----------          ----------
Distributable income                  $1,871,882          $2,308,577
                                      ==========          ==========

Distributable income per
     unit (8,800,000 units)           $      .21          $      .26
                                      ==========          ==========




The accompanying notes are an integral part of these condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------

                                        FOR                  FOR
                                      THE NINE             THE NINE
                                     MONTHS ENDED        MONTHS ENDED
                                  September 30, 1997  September 30, 1996
                                  ------------------  ------------------
Royalty income                        $5,077,755           $8,376,309
Interest income                           12,826               22,184
                                      ----------           ----------
                                       5,090,581            8,398,493

General and administrative
     expenses                           (538,911)            (532,286)
                                      ----------           ----------
Distributable income                  $4,551,670           $7,866,207
                                      ==========           ==========

Distributable income per
     unit (8,800,000 units)           $      .52           $      .89
                                      ==========           ==========




The accompanying notes are an integral part of these condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
-----------------------------------------------------------

                                         FOR                 FOR
                                       THE NINE            THE NINE
                                     MONTHS ENDED        MONTHS ENDED
                                  September 30, 1997  September 30, 1996
                                  ------------------  ------------------
Trust corpus, beginning
     of period                        $107,328,165        $123,534,740
Amortization of royalty
     interest                          (11,737,658)        (15,008,321)
Distributable income                     4,551,670           7,866,207
Distributions to
     unitholders                        (4,527,269)         (7,806,576)
                                      ------------        ------------
Trust corpus, end
     of period                        $ 95,614,908        $108,586,050
                                      ============        ============
Distributions per unit
     (8,800,000 units)                $        .51        $        .89
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

     The Trust is a grantor trust formed to acquire and hold certain net profits interests (the "Royalty Interests") in MOPI's interest in the Fruitland coal formation underlying the Northeast Blanco Unit in the San Juan Basin of New Mexico (the "Underlying Properties"). The Trust was initially created by the filing of a Certificate of Trust with the Secretary of State of Delaware on May 5, 1993. In accordance with the Trust Agreement, MOPI contributed $1,000 as the initial trust corpus of the Trust. On June 17, 1993, the Royalty Interests were conveyed to the Trust by MOPI pursuant to the Net Profits Interest Conveyance (the "Conveyance") dated effective as of May 1, 1993, in consideration for all 8,800,000 authorized units of beneficial interest ("Units") in the Trust. MOPI transferred its Units by dividend to its parent, Meridian Oil Holding Inc., which transferred such Units by dividend to its parent, Burlington Resources, which sold such Units to the public at $20.50 per Unit through various underwriters in June 1993 (the "Public Offering"). All of the production attributable to the Underlying Properties is from the Fruitland coal formation and currently constitutes "coal seam" gas that entitles the owners of such production, provided certain requirements are met, to tax credits pursuant to
Section 29 of the Internal Revenue Code of 1986, as amended.

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

Three Months and Nine Months Ended September 30, 1997 Compared to Three Months
------------------------------------------------------------------------------
and Nine Months Ended September 30, 1996
----------------------------------------

     Royalty income received by the Trust in a given calendar quarter generally consists of 95% of the NPI Net Proceeds (as defined in Note 1) during the preceding calendar quarter. Royalty income for the third quarter of 1997 amounted to $1,987,036 as compared to $2,423,156 for the same quarter in 1996. For the nine months ended September 30, 1997, royalty income received by the Trust amounted to $5,077,755 as compared to $8,376,309 received for the same period in 1996. Gas production related to the royalty income received by the Trust in the third quarter of 1997 was 2.5 Bcf compared to 2.9 Bcf for the same quarter in 1996. The lower gas production in the third quarter of 1997 as compared to the same period in 1996 reflects the natural decline of production from the coal seam formation. In addition, the decrease in royalty income to the Trust in the third quarter of 1997 as compared to the same period in 1996 reflects both the aforementioned decline in production and the recoupment of price credits as described herein below. The average net price for gas after consideration of costs in the third quarter of 1997 was $1.03/Mcf compared to $1.06/Mcf in the third quarter of 1996.

     Costs deducted to determine the net proceeds received include production taxes, which are calculated on gross proceeds, operating costs and certain capital costs. Production tax fluctuations are in correlation to changes in royalty proceeds and operating costs and have remained relatively stable.
During the quarter ended September 30, 1997, approximately $183,000 was charged against the gross proceeds of the Trust relating to the expansion of the current gas gathering system. Capital costs of this nature are allowed under the Conveyance Agreement.

     Interest income for the quarter ended September 30, 1997 was $5,237 as compared to $6,676 for the same quarter in 1996. Interest income for the nine months ended September 30, 1997 was $12,826 as compared to $22,184 for the same period for 1996. General and administrative expenses are primarily related to administrative services provided to the Trust. The general and administrative expenses during the quarter ended September 30, 1997 amounted to $120,391 compared to $121,255 for the same quarter in 1996. General and administrative expenses for the nine month period ended September 30, 1997 were $538,911 as compared to $532,286 for the same period for 1996.

     Distributable income for the quarter ended September 30, 1997 was $1,871,882 or $.21 per Unit compared to $2,308,577 or $.26 per Unit for the third quarter of 1996. Distributable income for the nine month period ended September 30, 1997 was $4,551,670 as compared to $7,866,207 for the same period for 1996. The Trust made a distribution on September 12, 1997 of $.205099 per Unit to Unitholders of record on September 2, 1997.

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

     Royalty income received by the Trust in a given calendar quarter will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the preceding quarter. Accordingly, the royalty income included in distributable income for the quarter ended September 30, 1997 was based on production volumes and natural gas prices for the period April 1, 1997 through June 30, 1997 in accordance with the terms of the conveyance of the Royalty Interests to the Trust, as shown in the table below. The production volumes included in the table below are actual net production volumes from MOPI's interest in the Underlying Properties, and not for production attributable to the Trust's Royalty Interests.

                                       For the        For the
                                    Three Months   Three Months
                                        Ended          Ended
                                    June 30, 1997  June 30, 1996
                                    -------------  -------------

Production (Bcf)(1)..............       2.603          3.081
Production (Trillion Btu)(2).....       2.344          2.780
Average Inside FERC Price
        -----------
   ($/MMBtu)(3)..................   $    1.82      $    1.14
MOPI Average Entitled Price
   Received ($/MMBtu)(4).........   $    1.14      $    1.18

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

     The Blanco Hub Spot Price was below $1.65 per MMBtu for all months during 1996 except August, November and December of 1996. The Blanco Hub Spot Price was above $1.65 per MMBtu throughout the third quarter of 1997 and was above such price throughout the first and second quarter of 1997 except March and April of 1997. It remained above $1.65 per

MMBtu for October 1997. However, pursuant to the terms of the gas purchase contract, in those months in which such price was below $1.65 per MMBtu, MOTI continued to purchase gas attributable to MOPI's interest in the Underlying Properties at the $1.60 per MMBtu minimum purchase price, less deductible costs paid by MOTI, established by the gas purchase contract; and MOTI received a price credit from MOPI for each MMBtu of natural gas so purchased by MOTI equal to the difference between the $1.60 per MMBtu purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). MOTI estimates that as of September 30, 1997, MOTI had aggregate price credits of approximately $7.0 million of which the Trust's 95 percent interest was approximately $6.7 million. With the Blanco Hub Spot Price above $1.65 per MMBtu during May and June of 1997, royalty income otherwise receivable by the Trust during the third quarter of 1997 was reduced due to partial recoupment of the aggregate price credits. Approximately $310,526 of price credits were recouped by MOTI due to the higher Blanco Hub Spot Prices in May and June of 1997.

     The entitlement of MOTI to recoup the price credits means that if and when the applicable Blanco Hub Spot Price is above $1.65 per MMBtu, future royalty income paid to the Trust will be reduced until such time as all accrued and unrecouped price credits have been recovered by MOTI. As was the case in the third quarter of 1997, reduced royalty income correspondingly reduces cash distributions to Unitholders.

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

                         BURLINGTON RESOURCES COAL SEAM GAS
                         ROYALTY TRUST

                         By: NATIONSBANK OF TEXAS, N.A., Trustee



                         By: /s/ RON HOOPER
                             -----------------------------------
                             Ron Hooper
                             Vice President


Date:  November 7, 1997

              (The Trust has no directors or executive officers.)