Form 10-K405
period 1997-12-31
BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST
filed 1998-03-31
CIK 906547

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                             ---------------------

                                   FORM 10-K

  (MARK ONE)
     [X]                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                                      OR
     [ ]                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                    OF THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

                        COMMISSION FILE NUMBER: 1-12058

                BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-6088828
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                    Identification Number)
          NATIONSBANK OF TEXAS, N.A.
              NATIONSBANK PLAZA
         901 MAIN STREET, SUITE 1700                               75202
                DALLAS, TEXAS                                    (Zip Code)
   (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 508-2304

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
         Units of Beneficial Interest                  New York Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 13, 1998, there were 8,800,000 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $81,400,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
ITEM 1. Business............................................    1
  GLOSSARY..................................................    1
  DESCRIPTION OF THE TRUST..................................    5
     Creation and Organization of the Trust.................    5
     Assets of the Trust....................................    6
     Liabilities of the Trust...............................    6
     Duties and Limited Powers of the Trustee...............    6
     Liabilities of the Delaware Trustee and the Trustee....    7
     Termination and Liquidation of the Trust...............    7
     Arbitration and Derivative Actions.....................    9
  DESCRIPTION OF UNITS......................................   10
     Distributions and Income Computations..................   10
     Conditional Right of Repurchase........................   11
     Possible Divestiture of Units..........................   12
     Periodic Reports to Unitholders........................   12
     Voting Rights of Unitholders...........................   12
     Liability of Unitholders...............................   13
     Transfer Agent.........................................   13
  FEDERAL INCOME TAXATION...................................   13
     Summary of Certain Federal Income Tax Consequences.....   14
  ERISA CONSIDERATIONS......................................   18
  STATE TAX CONSIDERATIONS..................................   18
  REGULATION AND PRICES.....................................   18
     Regulation of Natural Gas..............................   18
     Environmental Regulation...............................   19
     Competition, Markets and Prices........................   21
ITEM 2. Properties..........................................   21
  THE ROYALTY INTERESTS.....................................   21
     The Underlying Properties..............................   22
     The NPI................................................   23
     Reserve Report.........................................   24
     Historical Gas Sales Prices and Production.............   25
     Possible NPI Percentage Reduction......................   25
     Gas Purchase Contract..................................   26
     Gas Gathering Contract.................................   29
     Federal Lands..........................................   29
     Sale and Abandonment of Underlying Properties..........   31
     The Infill NPI.........................................   31
     Burlington Resources' Performance Assurances...........   32
     Title to Properties....................................   32
ITEM 3. Legal Proceedings...................................   33
ITEM 4. Submission of Matters to a Vote of Security
  Holders...................................................   33

                                                              PAGE
                                                              ----
                             PART II
ITEM 5. Market for Registrant's Common Equity and Related
  Unitholder Matters........................................   33
ITEM 6. Selected Financial Data.............................   33
ITEM 7. Trustee's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   34
  Year 2000.................................................   36
  Forward-Looking Statements................................   36
ITEM 8. Financial Statements and Supplementary Data.........   37
ITEM 9. Changes in and Disagreements with Accountants on
  Accounting and Financial
  Disclosure................................................   45

                             PART III
ITEM 10. Directors and Executive Officers of the
  Registrant................................................   46
ITEM 11. Executive Compensation.............................   46
ITEM 12. Security Ownership of Certain Beneficial Owners and
  Management................................................   47
ITEM 13. Certain Relationships and Related Transactions.....   48
  Administrative Services Agreement.........................   48
  Burlington Resources' Conditional Right of Repurchase.....   48
  Potential Conflicts of Interest...........................   48

                             PART IV
ITEM 14. Exhibits, Financial Statement Schedules and Reports
  on Form 8-K...............................................   49
  Financial Statement Schedules.............................   49
  Exhibits..................................................   49
  Reports on Form 8-K.......................................   51

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

     "Blanco Hub Spot Price" means for each month the posted index price (in dollars per MMBtu, on a dry basis) of spot gas delivered to pipelines as published in the first issue of such month during which gas is delivered or such determination is made, as the case may be, in Inside FERC's Gas Market Report for "El Paso Natural Gas Company, San Juan." Pursuant to the Gas Purchase Contract, BRTI has a one-time option to elect to substitute for the foregoing as the Blanco Hub Spot Price either (i) the average of the two posted index prices reported each month in Inside FERC's Gas Market Report for "El Paso Natural Gas Company, San Juan" or (ii) the Blanco Hub posted index price reported by Inside FERC's Gas Market Report, if either such price is then published in such publication. For purposes hereof, "average" prices refer to averages of the relevant monthly prices reported in Inside FERC's Gas Market Report.

     "BRGI" means Burlington Resources Gathering Inc., a wholly owned subsidiary of Burlington Resources.

     "BROG" means Burlington Resources Oil & Gas Company.

     "BROG Payment Obligations" has the meaning assigned to such term under "Item 2 -- The Royalty Interests -- Burlington Resources' Performance Assurances."

     "BRTI" means Burlington Resources Trading Inc., a wholly owned subsidiary of Burlington Resources.

     "BRTI Payment Obligations" has the meaning assigned to such term under "Item 2 -- The Royalty Interests -- Burlington Resources' Performance Assurances."

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

     "Conveyance" means the Net Profits Interest Conveyance from BROG to the Trust, a copy of which is filed as an exhibit to this Form 10-K.

     "December 31, 1993 Reserve Report" means the Reserve Report, dated March 25, 1994, on the estimated BROG reserves, estimated future net revenues and the discounted estimated future net revenues distributable to the Royalty Interests and the Underlying Properties as of December 31, 1993, prepared by

Netherland, Sewell & Associates, Inc., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

     "December 31, 1994 Reserve Report" means the Reserve Report, dated March 15, 1995, on the estimated BROG reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1994, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

     "December 31, 1994 Section 29 Tax Credit Report" means the report, dated March 16, 1995, on the estimated BROG reserves and estimated Section 29 tax credits attributable to the Royalty Interests and the Underlying Properties as of December 31, 1994, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

     "December 31, 1995 Reserve Report" means the Reserve Report, dated March 18, 1996, on the estimated BROG reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1995, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

     "December 31, 1995 Section 29 Tax Credit Report" means the report, dated March 19, 1996, on the estimated BROG reserves and estimated Section 29 tax credits attributable to the Royalty Interests and the Underlying Properties as of December 31, 1995, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

     "December 31, 1996 Reserve Report" means the Reserve Report, dated March 20, 1997, on the estimated BROG reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1996, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

     "December 31, 1996 Section 29 Tax Credit Report" means the report, dated March 21, 1997, on the estimated BROG reserves and estimated Section 29 tax credits attributable to the Royalty Interests and the Underlying Properties as of December 31, 1996, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

     "December 31, 1997 Reserve Report" means the Reserve Report, dated March 25, 1998, on the estimated BROG reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1997, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

     "December 31, 1997 Section 29 Tax Credit Report" means the report, dated March 26, 1998, on the estimated BROG reserves and estimated Section 29 tax credits attributable to the Royalty Interests and the Underlying Properties as of December 31, 1997, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

     "Delaware Code" means the Delaware Business Trust Act, Title 12, Chapter 38 of the Delaware Code, Sections 3801 et seq.

     "Delaware Trustee" means Mellon Bank (DE) National Association, in its capacity as a trustee of the Trust.

     "Gas Gathering Contract" means the Gas Gathering, Dehydrating and Treating Agreement, dated as of May 3, 1990, between BRGI and BRTI, as amended, a copy of which is filed as an exhibit to this Form 10-K.

     "Gas Purchase Contract" means the Gas Purchase Contract, dated as of May 1, 1993, between BROG and BRTI, a copy of which is filed as an exhibit to this Form 10-K.

     "Grantor trust" means a trust as to which the grantor, or his successor, has retained an interest in the income from the trust.

     "Gross acres" means the total number of surface acres of land.

     "Gross wells" means the total whole number of gas wells.

     "Index Price" means, for each month, 97 percent of the Blanco Hub Spot Price (such 3 percent deduction constituting a discount to compensate BRTI for marketing the gas).

     "Infill Net Proceeds" consists generally of the aggregate proceeds based on the price at the Central Gathering Point of gas attributable to BROG's interest in any Infill Wells less (a) BROG's working interest share of property, production and related taxes (including severance taxes) in respect of such Infill Wells; (b) BROG's working interest share of lease operating expenses in respect of such Infill Wells; (c) BROG's working interest share of capital costs in respect of such Infill Wells, including the costs of drilling and completing such Infill Wells and the costs of associated surface facilities; and (d) interest on the unrecovered portion, if any, of the foregoing costs at Citibank's Base Rate. In no event will any amounts relating to environmental liabilities related to activities occurring on or under, or in connection with, or conditions existing on or under, the Underlying Properties before June 17, 1993 (which liabilities will be borne by BROG) be deducted in calculating Infill Net Proceeds.

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

     "NPI" refers to one of the net profits interests conveyed to the Trust, generally entitling the Trust to receive 95 percent of the NPI Net Proceeds. The NPI is subject to reduction as described under "Item 2 -- The Royalty
Interests -- Possible NPI Percentage Reduction."

     "NPI Net Proceeds" consists generally of the aggregate proceeds attributable to BROG's net revenue interest in the Underlying Properties (other than its interest by virtue of Infill Wells) based on the sale at the Central Gathering Point of gas produced from the Underlying Properties, less (i) BROG's working interest share of property, production and related taxes (including severance taxes) on the Underlying Properties; (ii) BROG's working interest share of lease operating expenses on the Underlying Properties; (iii) BROG's working interest share of capital costs on the Underlying Properties (other than capital costs incurred prior to January 1, 1994, which costs were borne by BROG to the extent of its working interest share); (iv) royalties, if any, required to be paid that are based on the value of Section 29 tax credits attributable to such working interest share; and (v) interest on the unrecovered portion, if any, of the foregoing costs at Citibank's Base Rate. In no event will any amounts relating to environmental liabilities related to activities occurring on or under, or in connection with, or conditions existing on or under, the Underlying Properties before June 17, 1993 (which liabilities will be borne by BROG) be deducted in calculating NPI Net Proceeds.

     "Price Credit" means the credit received by BRTI from BROG for each MMBtu of natural gas purchased by BRTI after December 31, 1993 when the Index Price is less than the Minimum Purchase Price, equal to the difference between the Minimum Purchase Price and the Index Price.

     "Price Credit Account" means the account established by BRTI containing the accrued and unrecouped amount of any Price Credits.

     "Price Differential" means 50 percent of the excess of the Index Price over the Sharing Price.

     "Prior Reserve Reports" means, collectively, the December 31, 1993 Reserve Report, December 31, 1994 Reserve Report, December 31, 1995 Reserve Report and December 31, 1996 Reserve Report.

     "Prior Tax Credit Reports" means, collectively, the December 31, 1994
Section 29 Tax Credit Report, the December 31, 1995 Section 29 Tax Credit Report and the December 31, 1996 Section 29 Tax Credit Report.

     "Public Offering" has the meaning assigned to such term under "-- Description of the Trust -- Creation and Organization of the Trust."

     "Public Offering Prospectus" has the meaning assigned to such term herein under "Item 1-- Federal Income Taxation."

     "Royalty" means an interest entitling the holder thereof to a certain percentage of the gas produced from the wells, which generally is free of all expenses of production, but may be subject to certain post-production costs.

     "Royalty Interests" means the NPI and the Infill NPI conveyed to the Trust.

     "Sharing Price" means $2.04 per MMBtu, subject to increase by 21/2 percent annually as of May 1 of each year commencing in 2003.

     "Trust" means Burlington Resources Coal Seam Gas Royalty Trust, a Delaware business trust formed pursuant to the Trust Agreement.

     "Trust Agreement" means the Trust Agreement, dated as of May 1, 1993, among Burlington Resources, BROG, as grantor, Mellon Bank (DE) National Association, as the Delaware Trustee, and NationsBank of Texas, N.A., as the Trustee, a copy of which is filed as an exhibit to this Form 10-K.

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

                            DESCRIPTION OF THE TRUST

     Burlington Resources Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust under the Delaware Business Trust Act, Title 12, Chapter 38 of the Delaware Code, Sections 3801 et seq. (the "Delaware Code"). The following information is subject to the detailed provisions of (i) the Trust Agreement of Burlington Resources Coal Seam Gas Royalty Trust (the "Trust Agreement"), dated as of May 1, 1993, among Burlington Resources Inc., a Delaware corporation ("Burlington Resources"), Burlington Resources Oil & Gas Co., a Delaware corporation ("BROG"), as grantor, Mellon Bank (DE) National Association, a national banking association (the "Delaware Trustee"), and NationsBank of Texas, N.A., a national banking association (the "Trustee"), as trustees, and (ii) the Net Profits Interest Conveyance (the "Conveyance") dated effective as of May 1, 1993 from BROG to the Trust. Effective January 1, 1996, MOPI was merged with and into Meridian Oil Inc. ("MOI"), a wholly owned subsidiary of Burlington Resources. Effective July 11, 1996, MOI changed its name to Burlington Resources Oil & Gas Company ("BROG") and Meridian Oil Trading Inc. ("MOTI") and Meridian Oil Gathering Inc. ("MOGI"), both affiliates of MOI, changed their names to Burlington Resources Trading Inc. ("BRTI") and Burlington Resources Gathering Inc. ("BRGI"), respectively. Accordingly, in this Form 10-K references prior to the date of such merger to BROG refer to MOPI, references to BRTI refer to MOTI and references to BRGI refer to MOGI. Copies of the Trust Agreement and of the Conveyance are filed as exhibits to this Form 10-K. The provisions governing the Trust are complex and extensive and no attempt has been made below to describe or reference all of such provisions. The following is a general description of the basic framework of the Trust and a summary of the material terms of the Trust Agreement, and detailed provisions concerning the Trust may be found in the Trust Agreement.

CREATION AND ORGANIZATION OF THE TRUST

     All of the authorized units of beneficial interest in the Trust ("Units") were issued to BROG on June 17, 1993. On that date, BROG transferred its Units to its parent, Burlington Resources, by dividend. Burlington Resources, in turn, sold, by means of a prospectus dated June 10, 1993, 7,700,000 Units on June 17, 1993, and an additional 1,100,000 Units on June 23, 1993, to the public through various underwriters (the "Public Offering").

     The Trust has been formed under Delaware law pursuant to the terms of the Trust Agreement to acquire and hold certain net profits interests (the "Royalty Interests") in BROG's interest in the Fruitland coal formation underlying the Northeast Blanco Unit (the "Underlying Properties"). The Royalty Interests were conveyed to the Trust on June 17, 1993 pursuant to the Conveyance for the benefit of the Unitholders. The Trustee has all powers to collect and distribute proceeds received by the Trust and to pay Trust liabilities and expenses. The Delaware Trustee has only such powers as are set forth in the Trust Agreement or are required by law and is not empowered to otherwise manage or take part in the business of the Trust. The Royalty Interests are passive in nature and neither the Delaware Trustee nor the Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. Neither BROG nor the operator of the Underlying Properties has any contractual commitments to the Trust to further develop the Underlying Properties, to remain as operator with respect to the Northeast Blanco Unit or to maintain its ownership interest in any of the properties. However, after the conveyance of the Royalty Interests, BROG retained its interest in the Underlying Properties, which interest is burdened by the Royalty Interests. BROG may sell its interest in the Underlying Properties subject to and burdened by the Royalty Interests. For a description of the Underlying Properties and other information relating to such properties, see "Item 2 -- The Royalty Interests."

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

ASSETS OF THE TRUST

     The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties, generally entitling the Trust to receive 95 percent of the NPI Net Proceeds. "NPI Net Proceeds" consists generally of the aggregate proceeds attributable to BROG's net revenue interest in the Underlying Properties (other than its interest by virtue of Infill Wells, as defined below) based on the sale at the Central Gathering Point (as defined) of gas produced from the Underlying Properties, less (i) BROG's working interest share of property, production and related taxes (including severance taxes) on the Underlying Properties; (ii) BROG's working interest share of lease operating expenses on the Underlying Properties; (iii) BROG's working interest share of capital costs on the Underlying Properties (other than capital costs incurred prior to January 1, 1994, which costs were borne by BROG to the extent of its working interest share); (iv) royalties, if any, required to be paid that are based on the value of Section 29 tax credits attributable to such working interest share; and (v) interest on the unrecovered portion, if any, of the foregoing costs at Citibank's Base Rate. The Royalty Interests also include a net profits interest (the "Infill NPI") entitling the Trust to receive a 20 percent interest in the Infill Net Proceeds, as defined below, from the sale of production from any additional wells drilled on the Underlying Properties after May 1, 1993 pursuant to a change in spacing rules or a change allowing additional wells to be drilled on a spacing or proration unit ("Infill Wells"). "Infill Net Proceeds" consists generally of the aggregate proceeds based on the price at the Central Gathering Point of gas attributable to BROG's interest in any Infill Wells less BROG's working interest share of taxes, lease operating expenses, capital costs, and interest on the unrecovered portion, if any, of the foregoing costs. See "Item 2 -- The Royalty Interests" for more information.

LIABILITIES OF THE TRUST

     Because of the passive nature of the Trust assets and the restrictions on the activities of the Trustee, it is anticipated that the only liabilities the Trust will incur are those for routine administrative expenses, such as the trustees' fees and accounting, engineering, legal and other professional fees and the administrative services fee paid to Burlington Resources. However, as discussed under "-- Federal Income Taxation," if a court were to hold that the Trust is taxable as a corporation, then the Trust would be subject to Federal income taxes.

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

     The Trustee is authorized and directed to sell and convey the Royalty Interests without Unitholder approval in certain instances as described in the Trust Agreement, including upon termination of the Trust. The Trustee is empowered by the Trust Agreement to employ consultants and agents (including BROG and Burlington Resources) and to make payments of all fees for services or expenses out of the assets of the Trust. The Trust has no employees. The administrative functions of the Trust are performed by the Trustee.

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

LIABILITIES OF THE DELAWARE TRUSTEE AND THE TRUSTEE

     Each of the Delaware Trustee and the Trustee may act in its discretion and shall be personally or individually liable only for fraud or acts or omissions in bad faith or which constitute gross negligence (and for taxes, fees and other charges based on any fees, commissions or compensation received pursuant to the Trust Agreement) and will not be otherwise liable for any act or omission of any agent or employee unless such trustee has acted in bad faith or with gross negligence in the selection or retention of such agent or employee. Each of the Delaware Trustee and the Trustee (and their respective agents) is indemnified by Burlington Resources and BROG and from the Trust assets for certain environmental liabilities, and for any other liability, expense, claim, damage or other loss incurred in performing its duties, unless resulting from gross negligence, fraud or bad faith (each of the Delaware Trustee and the Trustee being indemnified from the Trust assets against its own negligence which does not constitute gross negligence), and will have a first lien against the assets of the Trust as security for such indemnification and for reimbursements and compensation to which it is entitled, provided that the Trustee and the Delaware Trustee are generally required to first be indemnified from Trust assets before seeking indemnification from Burlington Resources. Burlington Resources has also indemnified the Trustee and the Delaware Trustee against certain securities laws liabilities. Neither the Delaware Trustee nor the Trustee is entitled to indemnification from Unitholders (except in connection with lost or destroyed Unit certificates).

TERMINATION AND LIQUIDATION OF THE TRUST

     The Trust will not terminate prior to January 1, 2003, except upon the affirmative vote of the holders of not less than 66 2/3% percent of the outstanding Units to liquidate the Trust. Thereafter, and subject to Burlington Resources' conditional right of repurchase (see "-- Description of Units -- Conditional Right of Repurchase"), the Trust will terminate upon the first to occur (such date, the "Termination Date") of (i) an affirmative vote of the holders of not less than 66 2/3% percent of the outstanding Units to terminate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Royalty Interests (excluding deductions for capital expenditures) to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive quarters; (iii) such time as the Royalty Interests held by the Trust have been sold by the Trust; (iv) March 1 of any calendar year if, based on a reserve report as of December 31 of the prior year, it is determined that, as of such date, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the Securities and Exchange Commission (the "Commission") except that such calculation will utilize as the gas price in such calculation the average monthly gas price (before deduction of costs) paid under the Gas Purchase Contract for production attributable to BROG's interest in the Underlying Properties during the 12 months ending on such December 31) of proved reserves attributable to the Royalty Interests is equal to or less than $30 million; and (v) December 31, 2012. Following termination, the Trustee and the Delaware Trustee will continue to act as trustees of the Trust until all remaining Trust assets have been sold and the net proceeds from such sales distributed to Unitholders.

     Upon the termination of the Trust, the Trustee will use its best efforts (as defined in the Trust Agreement) to sell any remaining Royalty Interests for cash pursuant to the procedures described herein. The Trustee will retain an investment banking firm (the "Advisor") on behalf of the Trust who will assist the Trustee in selling the remaining Royalty Interests then owned by the Trust. BROG has the right, but not the obligation, to purchase all remaining Royalty Interests following termination of the Trust as described in the following paragraph.

     BROG may, within 60 days following the Termination Date, make a cash offer to purchase all of the remaining Royalty Interests then held by the Trust. In the event such an offer is made by BROG, the Trustee will decide, based on the recommendation of the Advisor, to either (i) accept such offer (in which case no sale to BROG will be made unless a fairness opinion is given by the Advisor that the purchase price is fair to the Unitholders) or (ii) defer action on the offer for approximately 60 days and seek to locate other buyers for the remaining Royalty Interests. If the Trustee defers action on BROG's offer, the offer will be deemed withdrawn and the Trustee will then use best efforts (as defined in the Trust Agreement), assisted by the Advisor, to locate other buyers for the Royalty Interests. At the end of a 120-day period following the Termination Date, the Trustee is required to notify BROG of the highest of any other offers acceptable to the Trustee (which must be an all cash offer) received during such period (the "Highest Offer Price"). BROG then has the right (whether or not it made an initial offer), but not the obligation, to purchase all remaining Royalty Interests for a cash purchase price computed as follows: (i) if the Highest Offer Price is more than 105 percent of BROG's original offer (or if BROG did not make an initial offer), the purchase price will be 105 percent of the Highest Offer Price, or (ii) if the Highest Offer Price is equal to or less than 105 percent of BROG's original offer, the purchase price will be equal to the Highest Offer Price. If no other acceptable offers are received for all remaining Royalty Interests, the Trustee may request BROG to submit another offer for consideration by the Trustee and may accept or reject such offer.

     If a sale of the Royalty Interests is made or a definitive contract for sale of the Royalty Interests is entered into within a 150-day period following the Termination Date, the buyer of the Royalty Interests, and not the Trust or Unitholders, will be entitled to all proceeds of production attributable to the Royalty Interests following the Termination Date.

     In the event that BROG does not purchase the Royalty Interests, the Trustee may accept any offer for all or any part of the Royalty Interests as it deems to be in the best interests of the Trust and Unitholders and may continue, for up to one calendar year after the Termination Date, to attempt to locate a buyer or buyers of the remaining Royalty Interests in order to sell such interests in an orderly fashion. If any Royalty Interests have not been sold or a definitive agreement for sale has not been entered into by the end of such calendar year, the Trustee is required to sell the remaining Royalty Interests at public auction, which sale may be to BROG or any of its affiliates.

     BROG's purchase rights, as described, may be exercised by BROG and each of its successors in interest and assigns. BROG's purchase rights are fully assignable by BROG to any person or entity. The costs of liquidation, including the fees and expenses of the Advisor, and the Trustee's liquidation fee will be paid by the Trust. Unitholders are not entitled to any rights of appraisal or similar rights in connection with the termination of the Trust.

ARBITRATION AND DERIVATIVE ACTIONS

     Pursuant to the Trust Agreement, any dispute, controversy or claim that may arise between or among (i) Burlington Resources or BROG, on the one hand, and the Trustee, the Delaware Trustee and the Trust, on the other hand, in connection with or otherwise relating to the Trust Agreement or the application, implementation, validity or breach of the Trust Agreement or any provision thereof or (ii) BROG, on the one hand, and the Trust, on the other hand, in connection with or otherwise relating to the Conveyance or the application, implementation, validity or breach of the Conveyance or any provision thereof, shall be finally, conclusively and exclusively settled by final and binding arbitration in Houston, Texas in accordance with the Rules of Practice and Procedure for the arbitration of commercial disputes of Judicial Arbitration & Mediation Services, Inc. (or any successor thereto) then in effect. The Gas Purchase Contract also includes a provision that will require BROG and BRTI to submit any dispute regarding such contract to alternative dispute resolution before litigating such matter.

     The procedures for the arbitration of disputes enumerated in the Trust Agreement neither bar nor restrict the statutory right of any Unitholder under
Section 3816 of the Delaware Code to bring a derivative action. Pursuant to
Section 3816 of the Delaware Code, a derivative action in the right of the Trust may be brought by a Unitholder in the Delaware Court of Chancery against Burlington Resources or BROG (or any other person) to recover a judgment in favor of the Trust if the Trustee has refused to bring such action or if an effort to cause the Trustee to bring such action is not likely to succeed.

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

     Despite the latitude afforded pursuant to Section 3816, the Trust Agreement does not impose any such additional standards or restrictions on a Unitholder with respect to its right to bring a derivative action (other than as discussed below with respect to "BROG Payment Obligations" and "BRTI Payment Obligations" (as such terms are defined herein)). In the event that any Unitholder was successful in bringing a derivative action on behalf of the Trust to enforce rights on behalf of the Trust against Burlington Resources or BROG, then such Unitholder could, on behalf of the Trust, pursue such rights against Burlington Resources or BROG, as the case may be, in the Delaware Chancery Court. The Trust Agreement does not require, and expressly provides that it shall not be construed to require, arbitration of a claim or dispute solely between the Trustee and the Delaware Trustee or of any claim or dispute brought by any person or entity, including, without limitation, any Unitholder (whether in its own right or through a derivative action in the right of the Trust), who is not a party to the Trust Agreement.

     The right of a Unitholder to bring a derivative action on behalf of the Trust with respect to Burlington Resources' obligation to cure any deficiency in BROG Payment Obligations or BRTI Payment Obligations is subject to the restriction that such right may only be exercised by Unitholders owning of record not less than

25 percent of the Units then outstanding (treated as a single class) and then only absent action by the Trustee to enforce any such obligation within 10 days following receipt by the Trustee of a written request served upon the Trustee by such Unitholders to take such action. In such an event, Unitholders owning of record not less than 25 percent of the Units then outstanding may, acting as a single class and on behalf of the Trust, seek to enforce such obligations.

                              DESCRIPTION OF UNITS

     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 13, 1998, there were 8,800,000 Units outstanding. The Trust may not issue additional Units.

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

     If Burlington Resources and the Trustee give a notice of repurchase and if, on or before the date fixed for repurchase, the funds necessary for such repurchase shall have been set aside by Burlington Resources, separate and apart from its other funds, in trust for the pro rata benefit of the holders of the Units so noticed for repurchase then, notwithstanding that any certificate for such Units has not been surrendered, at the close of business on the repurchase date the holders of such Units shall cease to be Unitholders and shall have no interest in or claims against Burlington Resources, BROG, the Trust, the Delaware Trustee or the Trustee by virtue thereof and shall have no voting or other rights with respect to such Units, except the right to receive the purchase price payable upon such repurchase, without interest thereon and without any other distributions for record dates after the date of notice of the repurchase, upon surrender (and endorsement, if required by Burlington Resources) of their certificates, and the Units evidenced thereby shall no longer be held of record in the names of such Unitholders. Subject to applicable escheat laws, any monies so set aside by Burlington Resources and unclaimed at the end of two years from the repurchase date shall revert to the general funds of Burlington Resources, after which reversion the holders of such Units so noticed for repurchase could look only to the general funds of Burlington Resources for the payment of the purchase price. Any interest accrued on funds so deposited would be paid to Burlington Resources from time to time as requested by Burlington Resources.

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

PERIODIC REPORTS TO UNITHOLDERS

     Within 75 days following the end of each of the first three calendar quarters of each calendar year, the Trustee mails to each person or entity who was a Unitholder of record (i) on the quarterly record date for such quarter or
(ii) on each Special Distribution Amount record date occurring during such quarter, a report which shows in reasonable detail the assets and liabilities and receipts and disbursements of the Trust and the revenues and direct operating expenses of BROG's interest in the Underlying Properties for such quarter. Within 120 days following the end of each fiscal year or such shorter period of time as may be required by the rules of the New York Stock Exchange, the Trustee mails to Unitholders of record as of a date to be selected by the Trustee an annual report containing audited financial statements relating to the Trust and BROG's interest in the Underlying Properties.

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

     Meetings of Unitholders may be called by the Trustee or by Unitholders owning not less than 10 percent in number of the outstanding Units. All such meetings shall be held in Houston, Texas and written notice of every such meeting setting forth the time and place of the meeting and the matters proposed to be acted upon shall be given not more than 60 nor less than 20 days before such meeting. The presence in person or by proxy of Unitholders representing a majority of the outstanding Units is necessary to constitute a quorum. Unitholders have the right to vote at all meetings of Unitholders and each Unitholder shall be entitled to one vote for each Unit owned by such Unitholder. The Trustee will call such meetings to consider amendments, waivers, consents and other changes relating to the Gas Purchase Contract, the Gas Gathering Contract or the Conveyance, if requested in writing by BROG. No matter other than that stated in the notice of the Unitholder meeting shall be voted on and no action by the Unitholders may be taken without a meeting.

     Generally, amendments to the Trust Agreement require approval of a majority of the outstanding Units (except that amendment of required voting percentages requires approval of at least 80 percent of the outstanding Units), but no provision of the Trust Agreement may be amended that would (i) increase the power of the Delaware Trustee or the Trustee to engage in business or investment activities or (ii) alter the rights of the Unitholders as among themselves. Without the written consent of Burlington Resources and the approval of not less than 66 2/3% percent of the outstanding Units, no provision of the Trust Agreement may be amended with respect to (a) the sale or disposition of all or any part of the Trust estate, including the Royalty Interests, except as specifically provided in the Trust Agreement, (b) termination of the Trust and the disposition of Trust assets upon liquidation of the Trust or (c) BROG's right of first refusal with respect to purchase of any remaining Royalty Interests upon termination of the Trust. Without the written consent of Burlington Resources and the approval of a majority of the outstanding Units, no amendment may be made to the Trust Agreement that would alter Burlington Resources' conditional right to repurchase all outstanding Units at any time at which 15 percent or less of the outstanding Units is owned by persons or entities other than Burlington Resources and its affiliates. Additionally, any amendment that increases the obligations, duties or liabilities of or affects the rights of the Delaware Trustee or the Trustee must be consented to by such entity. The Trustee, the Delaware Trustee, Burlington Resources and BROG may, without approval of the Unitholders, from time to time supplement or amend the Trust Agreement in order to cure any ambiguity or to correct or supplement any defective or inconsistent provisions, provided such supplement or amendment is not adverse to the interests of the Unitholders. In addition, Burlington Resources may direct the Trustee to change the name of the Trust without approval of the Unitholders. Removal of the Trustee and the Delaware Trustee, approval of amendments, waivers, consents and other changes relating to the Gas Purchase Contract, the Gas Gathering Contract and the Conveyance, and the approval of the merger or consolidation of the Trust into one or more entities require approval of a majority of the outstanding Units. Except as set forth under "-- Description of the Trust -- Termination and Liquidation of the Trust," all other actions may be approved by a majority vote of the Units represented at a meeting at which a quorum is present or represented.

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

     The sections entitled "Federal Income Tax Consequences" and "Risk
Factors -- Risks Associated With the Units -- Tax Considerations" appearing in the Prospectus (the "Public Offering Prospectus") dated June 10, 1993, which constitutes a part of the Registration Statement on Form S-3 of Burlington Resources (Registration No. 33-61164) filed in connection with the registration of the Units under the Securities Act of 1933 for offer and sale in the Public Offering, set forth, respectively, a summary of Federal income tax matters of general application that addresses all material tax consequences of the ownership and sale of the Units acquired in the Public Offering and a discussion of certain risk factors associated with matters of Federal income taxation as applied to the Trust and such Unitholders. A copy of such sections of the Public Offering Prospectus is filed as an exhibit to this Form 10-K.

     In connection with the registration of the Units for offer and sale in the Public Offering, Burlington Resources and the underwriters of the Units received certain opinions of counsel to Burlington Resources (upon which the Trustee and the Delaware Trustee were entitled to rely), including, without limitation, opinions as to the material Federal income tax consequences of the ownership and sale of the Units acquired in the Public Offering. The opinions of counsel to Burlington Resources as to such Federal income tax consequences were based on provisions of the Internal Revenue Code of 1986, as amended (the "IRC"), as of June 17, 1993, the date of the closing of the Public Offering, existing and proposed regulations thereunder and administrative rulings and court decisions as of June 17, 1993, all of which are subject to changes that may or may not be retroactively applied. Some of the applicable provisions of the IRC have not been interpreted by the courts or the Internal Revenue Service ("IRS"). In addition, such opinions of counsel to Burlington Resources were based on various representations as to factual matters made by Burlington Resources and BROG in connection with the Public Offering. As is typically the case, these opinions were limited in their application to certain investors purchasing Units in the Public Offering and, as a result, provide no assurance to investors purchasing Units following the Public Offering.

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

Classification and Taxation
of the Trust...............  The Trust will be treated as a grantor trust and not as an association taxable as a corporation. As a grantor trust, the Trust will not be subject to Federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders could be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders....  Each Unitholder will be taxed directly on his proportionate share of income, deductions, and credits of the Trust attributable to the Royalty Interests consistent with such Unitholder's taxable year and method of accounting, and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions......  The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 1997, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent or future obligations of the Trust. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See "Unitholder's Depletion Allowance" below.

Limits on Deductions and
  Credits..................  Generally, a taxpayer is entitled to claim deductions and tax credits generated by an investment only if the investment has economic substance. The application of this principle in the context of the production and sale of nonconventional fuels (like coal seam gas) which generate the Section 29 tax credit is uncertain because such application has not been addressed either by a court or the IRS. An investment has economic substance if the investor can demonstrate that there is a reasonable possibility of deriving an economic profit from the investment in excess of a de minimis amount, apart from tax benefits. In many cases, economic profit has been computed by comparing the taxpayer's total cash investment to the total cash reasonably expected to be received by the taxpayer as a result of the investment. At the time of the Public Offering, Burlington Resources, after consultation with its counsel, expressed its belief only in connection with the Public Offering that the purchaser of a Unit in the Public Offering, who did not borrow funds in order to purchase his Unit, had a reasonable possibility of deriving an economic profit in excess of a de minimis amount apart from tax benefits associated with ownership of the Unit. No assurance is given either by the Trustee or counsel to the Trustee to a purchaser of Units in or following the Public Offering as to whether (and to what extent) such purchaser will be entitled to claim deductions and the Section 29 tax credit generated with respect to such Units.

Section 29 Tax Credit......  Unitholders will be entitled, provided certain requirements are met, to claim tax credits pursuant to Section 29 of the IRC with respect to sales of coal seam gas production attributable to the NPI, the gross income from which is included in their taxable income. The Section 29 tax credit provides to a taxpayer a dollar-for-dollar reduction in his regular Federal income tax liability, and, therefore, generally provides to him a greater benefit than a deduction which merely reduces the amount of his taxable income. The Section 29 tax credit applies to coal seam gas produced and sold prior to January 1, 2003 from qualifying wells. For a Unitholder who owned the same Units of record on all four quarterly record dates during 1997, the available Section 29 tax credit is approximately $.826537 per Unit, based on the first estimate of the GNP implicit price deflator published by the Bureau of Economic Analysis.

                             The availability of Section 29 tax credits is dependent upon meeting a number of requirements, many of which are factual in nature. Burlington Resources represented only in connection with the Public Offering that those factual requirements were met and Burlington Resources expressed its belief in connection with the Public Offering that substantially all of the production attributable to the NPI from the coal seam gas wells identified in the reserve estimate as of May 1, 1993, prepared by BROG in connection with the Public Offering, qualified for Section 29 tax credits. At the time of the Public Offering, counsel to Burlington Resources opined as to those requirements which are statutory or legal in nature. If any of the factual requirements are not met, or the opinion not followed, some or all of the expected Section 29 tax credits may not be available.

                             In addition, if the production units or
                             participating areas are expanded to include additional production which does not qualify for the Section 29 tax credit, the amount of Section 29 tax credits available to a Unitholder will be reduced even though his share of production does not diminish. Neither BROG nor the Trust can control whether a production unit or participating area is expanded.

                             No Section 29 tax credits will be available under current law to a Unitholder with respect to production attributable to the Infill NPI even if an Infill Well recovers a portion of the reserves that prior to the drilling and completion of an Infill Well were recoverable from a well burdened by the NPI that qualified for Section 29 tax credits.

Limits on Unitholder's Use
of Credits.................  In any year, a Unitholder is permitted to reduce his regular Federal income tax liability by the
                             Section 29 tax credits allocated to such Unitholder for such year on a dollar-for-dollar basis, but only to the extent such Unitholder's regular tax liability exceeds his alternative minimum tax liability (with certain adjustments). Any amount of
                             Section 29 tax credit in excess of a Unitholder's total regular Federal income tax liability for a year is permanently lost. Section 29 tax credits cannot be used to reduce a Unitholder's liability for any alternative minimum tax for any taxable year but can be carried forward to reduce his regular tax liability in a subsequent year (subject to the applicable rules governing such carryforward(s)).

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

Unitholder's Depletion
  Allowance................  Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the NPI (or if greater, through percentage depletion equal to 15 percent of gross income). If any portion of the NPI is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion.

Non-Passive Activity
Income, Credits and Loss...  The income, credits and expenses of the Trust will not be taken into account in computing the passive activity losses and income under Section 469 of the IRC for a Unitholder who acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business. Section 29 tax credits generated by an investment in Units, therefore, can be utilized to offset regular tax liability on income from any source, whether active or passive, subject to other limitations discussed herein or arising from the individual tax circumstances of each Unitholder. See "Limits on Unitholder's Use of Credits" above.

Unitholder Reporting
  Information..............  The Trustee furnishes to Unitholders tax information concerning royalty income, depletion and the Section 29 tax credits on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See the second paragraph under "Description of Units -- Periodic Reports to Unitholders."

Tax Shelter Registration...  The Trust is registered as a "tax shelter" and its tax shelter registration number is 93-147000231. Issuance of a tax shelter registration number does not indicate that the investment in Units or the claimed tax benefits have been reviewed, examined or approved by the IRS.

Substantial Understatement
  Penalty..................  Section 6662 of the IRC imposes a penalty in certain circumstances for a substantial
                             understatement of taxes if a taxpayer's tax liability is understated by more than the greater of (a) 10 percent of the taxes required to be shown on the return and (b) $5,000 ($10,000 for most corporations). The penalty (which is not deductible) is 20 percent of the understatement.

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

ENVIRONMENTAL REGULATION

     General. Activities on the Underlying Properties are subject to existing Federal, state and local laws (including case law), rules and regulations governing health, safety, environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing Federal, state and local laws, rules and regulations regulating health, safety, the release of materials into the environment or otherwise relating to the protection of the environment will not have a material adverse effect upon the Trust or Unitholders. The Trustee cannot predict what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations on the Underlying Properties could have on the Trust or Unitholders. However, any costs or expenses incurred by BROG in connection with environmental liabilities arising out of or relating to activities occurring on, in or in connection with, or conditions existing on or under, the Underlying Properties before June 17, 1993 will be borne by BROG and not the Trust (and BROG has indemnified the Trust with respect thereto) and such costs and expenses will not be deducted in calculating NPI Net Proceeds or Infill Net Proceeds. Any environmental costs or expenses that are attributable to BROG's interest in the Underlying Properties that do not fall within the preceding sentence (including indemnification obligations payable to or on behalf of the Trustee or the Delaware Trustee relating to matters occurring on or after June 17, 1993) will be paid by BROG but will be deducted in calculating NPI Net Proceeds or Infill Net Proceeds and will, therefore, reduce amounts payable to the Trust.

     Solid and Hazardous Waste. The Underlying Properties are carved out of leasehold interests in certain properties that have produced gas from other formations for many years. Burlington Resources and BROG have advised the Trustee that to their knowledge the operator of the Underlying Properties has utilized operating and disposal practices that were standard in the industry at the time, although hydrocarbons or other solid or hazardous wastes may have been disposed or released on or under the Underlying Properties by the current or previous operators. Federal, state and local laws applicable to gas-related wastes and properties have become increasingly more stringent. Under these laws, the operator of the Underlying Properties or the working interest owners could be required to remove or remediate previously disposed wastes or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

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

     Superfund. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a site and companies that disposed, or arranged for the disposal, of the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such action. In the course of its operations, the operator of the Underlying Properties has generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances." The operator of the Underlying Properties or the working interest owners may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed. Any such CERCLA liabilities borne by BROG may be passed on, proportionately, to the Trust (through deduction of such amounts in calculating NPI Net Proceeds) only to the extent that any such liability relates to activities occurring on or under, or in connection with, or conditions existing on or under, the Underlying Properties on or after June 17, 1993. All other CERCLA liabilities in connection with BROG's interest in the Underlying Properties were retained by BROG.

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

COMPETITION, MARKETS AND PRICES

     The revenues of the Trust and the amount of cash distributions to Unitholders depend upon, among other things, the effect of competition and other factors in the market for natural gas. The gas industry is highly competitive in all of its phases. BROG encounters competition from major oil and gas companies, independent oil and gas concerns, and individual producers and operators. Many of these competitors have greater financial and other resources than BROG. Competition may also be presented by alternative fuel sources, including heating oil and other fossil fuels.

     Demand for natural gas production has historically been seasonal in nature and prices for gas fluctuate accordingly. Due to unseasonably warm weather over the last several years and the ability of markets to access storage, lower prices have been received by producers than in prior years. Consequently, on an energy equivalent basis, gas has sold at a discount to oil for the past several years. However, during 1997 inventories were down and various market conditions created more demand for natural gas throughout the year. Such price fluctuations and the continuation of a variable market for natural gas will directly impact Trust distributions, estimates of Trust reserves and estimated future net revenue from Trust reserves.

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

ITEM 2. PROPERTIES.

                             THE ROYALTY INTERESTS

     The Royalty Interests conveyed to the Trust entitle the Unitholders to receive 95 percent of the NPI Net Proceeds attributable to BROG's interest in the Underlying Properties and 20 percent of BROG's interest in the Infill Net Proceeds attributable to any Infill Wells that may be drilled after May 1, 1993. The Royalty Interests were conveyed to the Trust by means of a single instrument of conveyance. The Conveyance was recorded in the appropriate real property records in San Juan and Rio Arriba counties in New Mexico so as to give notice of the Royalty Interests to creditors and any transferees, who would take an interest in the Underlying Properties subject to the Royalty Interests. The Conveyance was intended to convey the Royalty Interests as real property interests under New Mexico law.

     Burlington Resources, through BROG, owns an interest in the Underlying Properties subject to and burdened by the Royalty Interests conveyed to the Trust pursuant to the Conveyance. BROG receives all payments relating to its interest in the Underlying Properties and is required, pursuant to the Conveyance, to pay to the Trust the portion thereof attributable to the Royalty Interests. Under the Conveyance, the amounts payable by BROG with respect to the Royalty Interests are computed with respect to each calendar quarter ending prior to termination of the Trust, and such amounts are to be paid to the Trust not later than the 50th day following the end of each calendar quarter. The amounts paid to the Trust will not include interest on any amounts payable with respect to the Royalty Interests which are held by BROG prior to payment to the Trust. BROG is entitled to retain all amounts attributable to its interest in the Underlying Properties which are not required to be paid to the Trust with respect to the Royalty Interests.

     The following description contains a summary of the material terms of the Conveyance and is subject to and qualified by the more detailed provisions of the Conveyance, a copy of which is filed as an exhibit to this 10-K.

THE UNDERLYING PROPERTIES

     The Royalty Interests were conveyed by BROG to the Trust out of its net revenue interest in the Underlying Properties. All of the production from the Underlying Properties is from the Northeast Blanco Unit in the Fruitland coal formation in the San Juan Basin in San Juan and Rio Arriba counties in New Mexico. For the purpose of determining the extent of the Underlying Properties, as used in this Form 10-K the term "Northeast Blanco Unit" comprises the Northeast Blanco Unit, a 32,595 acre unit originally formed on July 16, 1951, as well as rights in one communitized gross well with acreage in both the Northeast Blanco Unit and the adjoining San Juan 30-6 Unit. The Underlying Properties do not include BROG's interest in formations other than the Fruitland coal formation underlying the Northeast Blanco Unit. The Northeast Blanco Unit is located in the north-central portion of the San Juan Basin. The San Juan Basin has been an active area for coal seam gas development, and wells have been drilled on each of the 320 acre drill blocks within the Northeast Blanco Unit.

     The Royalty Interests transferred in the Conveyance to the Trust do not burden the mineral interests or overriding royalty interests owned by El Paso Production Company (a wholly owned subsidiary of Burlington Resources), the royalty and overriding royalty interests owned by Southland Royalty Company (a wholly owned subsidiary of Burlington Resources and the sponsor of the San Juan Basin Royalty Trust) or the interests owned by the San Juan Basin Royalty Trust, respectively, in the Northeast Blanco Unit. El Paso Production Company owns a
 .138 percent working interest and a .178 percent net revenue interest in the Northeast Blanco Unit attributable to its mineral interests and overriding royalty interests. Southland Royalty Company owns a .221 percent net revenue interest in the Northeast Blanco Unit attributable to its royalty interests and overriding royalty interests. Both entities were merged into Burlington Resources Oil & Gas Company in 1996.

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

     The Underlying Properties currently include 101 gross coal seam wells. One additional previously existing well in the Northeast Blanco Unit has ceased production, and no reserves have been attributed to such well in the December 31, 1997 Reserve Report. If subsequently deemed appropriate by the Northeast Blanco Unit working interest owners, such well could be redrilled and, if returned to production, BROG's interest in that well would be burdened by the NPI. BROG's working interest share of the capital costs of any such redrilling would be deducted in calculating NPI Net Proceeds and would, therefore, reduce amounts payable to the Trust. In addition, any production from that redrilled well would not entitle Unitholders to Section 29 tax credits. As of December 31, 1997, BROG had a working interest of approximately 16.5 percent in the Underlying Properties and a net revenue interest of approximately 19.8 ercent in the Underlying Properties. The operator of the Underlying Properties is Blackwood & Nichols Co. ("B&N"), an affiliate of Devon Energy Corporation ("Devon") (although the single communitized well included within the Underlying Properties is operated by BROG).

     Adjacent Properties. In addition to the San Juan 30-6 Unit, BROG and its affiliates own significant interests in five other Federal units and eleven non-unitized wells that are adjacent to the Northeast Blanco Unit. Two of the Federal units (the San Juan 30-6 Unit and the Allison Unit) are operated by BROG or its affiliates. It is possible that production from these properties could drain coal seam gas from the Underlying Properties and therefore reduce production from the wells burdened by the Royalty Interests. However, if drainage were to occur it should be insignificant because of the well spacing rules and well "set back" rules that have been established by the New Mexico Oil Conservation Division. These rules are designed to protect the correlative rights of each owner by limiting the number of wells that can be drilled and establishing a reasonable distance from adjoining lease or unit boundaries that each well can be drilled. Currently, the rules in effect for the Fruitland coal formation provide for one well to be drilled on a 320 acre drillblock and require each well to be drilled no closer than 790 feet from the adjacent lease boundary.

     Working Interest Owners. The following is a list of working interest owners in the Underlying Properties owning at least a one percent working interest as of December 31, 1997.

                                                              WORKING INTEREST
                  WORKING INTEREST OWNERS                        PERCENTAGE
                  -----------------------                     ----------------
Amoco Production Co.........................................        35.4
BROG........................................................        19.8
B&N.........................................................        14.6
Devon Blanco Ltd............................................        13.9
EOG Inc.....................................................         5.6
Phillips -- San Juan Partners L.P...........................         3.8
Conoco, Inc.................................................         2.5

     Well Count and Acreage Summary. The following table shows as of December 31, 1995, 1996 and 1997 the gross and net wells and acreage for the Underlying Properties.

                                                    NUMBER OF WELLS              ACRE
                                                    ----------------      ------------------
  DECEMBER 31,                                      GROSS       NET       GROSS        NET
  ------------                                      ------      ----      ------      ------
     1995.........................................    102        20       32,595       6,404
     1996.........................................    102        20       32,595       6,404
     1997.........................................    101        20       32,595       6,404

THE NPI

     The NPI generally entitles the Trust to receive 95 percent of the NPI Net Proceeds attributable to BROG's interest in the Underlying Properties, subject to possible decrease as described under "-- Possible NPI Percentage Reduction."

     BROG will pay its working interest share of capital costs incurred on the Underlying Properties. Such capital costs will be equal to BROG's working interest share of the amounts expended by the operator of the Northeast Blanco Unit and BROG will be invoiced for its share of those costs by the operator. However, the operator and working interest owners of the wells could elect at any time to implement measures to increase the producible reserves. These measures, if implemented, could involve additional compression or enhanced or secondary recovery operations requiring substantial capital expenditures which would be proportionately borne by the NPI. During 1997 significant capital expenditures were made in conjunction with the installation of a looped gas gathering system.

     All cumulative lease operating expenses paid after May 1, 1993, and capital expenses paid on or after January 1, 1994, attributable to BROG's working interest in the Underlying Properties (other than any environmental liabilities related to activities occurring on or under, or in connection with, or conditions existing on or under, the Underlying Properties before June 17, 1993, which liabilities will be borne by BROG and for which BROG has indemnified the Trust) will be deducted in calculating NPI Net Proceeds and, therefore, will reduce amounts payable to the Trust.

     If, during any calendar quarter, costs and expenses paid by BROG and deducted in calculating the NPI Net Proceeds exceed gross proceeds (such excess referred to as a "Deficit"), neither the Trust nor Unitholders will be liable to pay such Deficit directly, but the Trust will receive no payments for distribution to Unitholders (although BROG will pay to the Trust amounts sufficient to pay the administrative expenses of the Trust) until future gross proceeds exceed future costs and expenses plus the cumulative Deficit and interest on such cumulative Deficit at Citibank's Base Rate; provided, however, that in any calendar quarter in which the cumulative Deficit at the end of such quarter is less than $3,000,000, BROG will pay to the Trust for distribution to Unitholders no less than 20 percent of such quarter's NPI Net Proceeds (calculated before deducting capital costs for such calendar quarter); and provided further, that if at the end of any calendar quarter, the cumulative Deficit is $3,000,000 or more, BROG will not be obligated to make any payment to the Trust for distribution to Unitholders (although BROG will pay to the Trust amounts sufficient to pay the administrative expenses of the Trust) until such cumulative Deficit is reduced to less than $3,000,000. As of December 31, 1997 no such deficit existed.

RESERVE REPORT

     The following table summarizes net proved reserves estimated as of December 31, 1997, and certain related information for the Royalty Interests and BROG's interest in the Underlying Properties from the December 31, 1997 Reserve Report prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers. All of such reserves constitute proved developed reserves. Summaries of the December 31, 1997 Reserve Report, the Prior Reserve Reports and the Prior Tax Credit Reports are filed as exhibits to this Form 10-K and incorporated herein by reference. See Note 9 of the Notes to Financial Statements included in
Item 8 hereof for additional information regarding the net proved reserves of the Trust.

     A net profits interest does not entitle the Trust to a specific quantity of gas but to a portion of gas sufficient to yield a specified portion of the net proceeds derived therefrom. Proved reserves attributable to a net profits interest are calculated by deducting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates for such net profits interest, to pay the future estimated costs and expenses deducted in the calculation of the net proceeds of such interest. Accordingly, the reserves presented for the Royalty Interests reflect quantities of gas that are free of future costs and expenses if the price and cost assumptions used in the December 31, 1997 Reserve Report occur. The December 31, 1997 Reserve Report was prepared in accordance with criteria established by the Securities and Exchange Commission. At December 31, 1997, the price the Trust was entitled to receive under the Gas Purchase Contract was $2.07 per MMBtu subject to accrued and unrecouped Price Credits in the Price Credit Account (see "-- The Royalty Interests -- Gas Purchase Contract"). For purposes of the preparation of the December 31, 1997 Reserve Report, however, pricing was held constant at the Minimum Purchase Price of $1.60 per MMBtu until the accrued Price Credits were recouped by BRTI, after which $2.07 per MMBtu was utilized for the remaining life of the Royalty Interests.

                                                                           BROG'S INTEREST
                                                             ROYALTY           IN THE
                                                            INTERESTS   UNDERLYING PROPERTIES
                                                            ---------   ---------------------
Net Proved Gas Reserves (Bcf)(a)(b).......................     60.7              73.8
Estimated Future Net Revenues (in millions)(c)............    $69.5             $73.1
Discounted Estimated Future Net Revenues (in
  millions)(c)............................................    $42.4             $44.6

---------------

(a) Although the prices utilized in preparing the estimates in this table are in accordance with criteria established by the Securities and Exchange Commission, those prices were influenced by seasonal demand for natural gas and other factors and may not be the most representative prices for estimating future net revenues or related reserve data. In addition, changes in gas prices have an effect on net reserve data for the NPI at any given level of costs assumed, because such changes in the cost of gas per MMBtu result in changes in the number of MMBtu required to pay a given level of costs. Since December 31, 1997, the Blanco Hub Spot Price has remained above the minimum price.

(b) The gas reserves were estimated by Netherland, Sewell & Associates, Inc. by applying volumetric and decline curve analyses.

(c) Estimated future net revenues are defined as the total revenues attributable to BROG's interest in the Underlying Properties and to the Royalty Interests less the relevant share (BROG's interest share, in the case of BROG's interest in the Underlying Properties, and 95 percent thereof, in the case of the Royalty Interests) of royalties, production, property and related taxes (including severance taxes), lease operating expenses and future capital expenditures. Overhead costs (beyond the standard overhead charges for the nonoperated properties) have not been included, nor have the effects of depreciation, depletion and Federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.

     Based upon the production estimates used in the December 31, 1997 Section 29 Tax Credit Report for the January 1, 1998 through December 31, 2002 period, and assuming constant future Section 29 tax credits at the estimated 1997 rate of $1.0758 per MMBtu, the estimated total future tax credits available from the production and sale of the net proved reserves from the Royalty Interests would be approximately $31.6 million, having a discounted present value (assuming a 10 percent discount rate) of approximately $25.9 million.

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

HISTORICAL GAS SALES PRICES AND PRODUCTION

     The following table sets forth the actual net production volumes from BROG's interest in the Underlying Properties, weighted average lifting costs and information regarding historical gas sales prices for each of the years ended December 31, 1995, 1996 and 1997:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
Production from BROG's interest in the Underlying Properties
  (Bcf).....................................................   14.7     12.2     11.1
Weighted average production costs (dollars per Mcf).........  $0.09    $0.12    $0.23
Weighted average sales price of gas produced from BROG's
  interest in the Underlying Properties (dollars per Mcf)...  $1.08    $1.04    $0.99
Average Blanco Hub Spot Price (dollars per MMBtu)...........  $1.18    $1.66    $2.32

POSSIBLE NPI PERCENTAGE REDUCTION

     If there has been cumulative production after April 30, 1993 (other than production attributable to Infill Wells) of at least 161.8 Bcf of natural gas attributable to BROG's interest in the Underlying Properties burdened by the NPI, the percentage of NPI Net Proceeds payable in respect of the NPI will be reduced with respect to any additional production from BROG's interest in the Underlying Properties if the IRR of the "After-tax Cash Flow per Unit" (as defined below) exceeds 11 percent (or if, as set forth below, a greater amount of gas has been produced and certain other financial tests are met). For purposes hereof, "After-tax Cash Flow per Unit" is equal to the sum of the following amounts that a hypothetical purchaser of a Unit in the Public Offering would have received or been allocated if such Unit were held through the date of such determination: (a) total cash distributions per Unit plus (b) total tax credits available per Unit under Section 29 of the IRC less (c) the total net taxes payable per Unit (assuming a 31 percent tax rate, the highest effective Federal income tax rate applicable to individuals at the time of the Public Offering). IRR is the annual discount rate (compounded quarterly) that equates the present value of the After-tax Cash Flow per Unit to the $20.50 initial price to the public of the Units in the Public Offering. Set forth below is a table that reflects the cumulative production from BROG's interest in the Underlying Properties after April 30, 1993 (other than production attributable to Infill Wells) and the corresponding percentage of NPI Net Proceeds represented by the NPI and the retained interest of BROG in the NPI Net
Proceeds:

                                                              PERCENTAGE OF NPI
                                                                NET PROCEEDS
                                                              -----------------
                                                              THE TRUST    BROG
                                                              ---------    ----
Cumulative Production:
  Less than 161.8 Bcf.......................................     95          5
  161.8 Bcf to 176.5 Bcf....................................     75         25
  More than 176.5 Bcf.......................................     50         50

     In addition to the foregoing, the percentage of NPI Net Proceeds payable to the Trust will be reduced to 25 percent and BROG's retained percentage of NPI Net Proceeds will be increased to 75 percent (whether or not the IRR of the After-tax Cash Flow per Unit exceeds 11 percent) if (i)(a) after April 30, 1993 there has been total production (other than production attributable to Infill Wells) attributable to BROG's interest in the Underlying Properties of more than
191.2 Bcf of natural gas, (b) a hypothetical purchaser of a Unit in the Public Offering would have received a cash return (equal to total cash distributions per Unit) of not less than the $20.50 initial offering price in the Public Offering and (c) total capital expenditures (excluding capital expenditures in connection with any Infill Wells) incurred between May 1, 1993 and December 31, 2002 and attributable to BROG's interest in the Underlying Properties do not exceed $20 million (adjusted for inflation between May 1, 1993 and December 31,
2002), or (ii)(a) after April 30, 1993 there has been total production (other than production attributable to Infill Wells) attributable to BROG's interest in the Underlying Properties of more than 220.7 Bcf of natural gas and (b) a hypothetical purchaser of a Unit in the Public Offering would have received a cash return satisfying the criteria set forth in (i)(b) above.

     The percentage of NPI Net Proceeds payable in respect of the NPI will be reduced at any time and from time to time in the amounts set forth above if the criteria specified in the preceding paragraphs are met. If a reduction in the percentage of NPI Net Proceeds constituting the NPI occurs, that reduced percentage shall continue in effect thereafter unless and until a further reduction occurs. As of December 31, 1997 none of the criteria described above had been met.

GAS PURCHASE CONTRACT

     Under the terms of the Gas Purchase Contract, BRTI is obligated to purchase the natural gas attributable to BROG's interest in the Underlying Properties at the Central Gathering Point. The Gas Purchase Contract commenced as of May 1, 1993, and expires on the termination of the Trust. The monthly price to be paid by BRTI for natural gas purchased pursuant to the Gas Purchase Contract is, subject to applicable adjustment, (i) the $1.60 per MMBtu Minimum Purchase Price less (ii) all costs to be incurred in connection with gathering and/or transportation charges, taxes, treating and processing costs and other costs payable in connection with such services from the Central Gathering Point to main line delivery (collectively, "Deductible Costs"). Additionally, if BRTI's arrangements for gathering, treating, processing and transporting gas from the Central Gathering Point are altered by any governmental order, decree, legislation or regulation relating generally to gathering and transportation arrangements in the natural gas industry and such alterations materially increase BRTI's costs of performing its obligations under the Gas Purchase Contract, such increased costs shall be included in Deductible Costs to the extent that such increased costs are not recouped by BRTI from its gas purchaser. The monthly price is subject to adjustments under certain circumstances as described below:

          (a) If the Index Price in any month is greater than the $2.04 per MMBtu Sharing Price, then BRTI will pay BROG an amount for each MMBtu of gas purchased equal to the Sharing Price for such month, less the Deductible Costs for such month, plus 50 percent of the excess of the Index Price for such month over the Sharing Price (the "Price Differential") for such month, provided BRTI has no accrued and unrecouped Price Credits (defined below) in the Price Credit Account (defined below). If BRTI has accrued and unrecouped Price Credits in the Price Credit Account, then BRTI will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting the Deductible Costs) that otherwise would be payable for such month by the quotient of the balance of accrued and unrecouped Price Credits in the Price Credit Account as of the beginning of such month divided by the quantity of BROG's gas purchased for such month under the Gas Purchase Contract.

          (b) If the Index Price in any month is greater than or equal to the Minimum Purchase Price but less than or equal to the Sharing Price for such month, then BRTI will pay BROG an amount for each MMBtu of gas purchased during such month equal to the Index Price for such month less the Deductible Costs for such month provided BRTI has no accrued and unrecouped Price Credits in the Price Credit Account. If BRTI has accrued and unrecouped Price Credits in the Price Credit Account, then BRTI will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting the Deductible Costs) that otherwise would be payable for such month by the quotient of the balance of accrued and unrecouped Price Credits in the Price Credit Account as of the beginning of such month divided by the quantity of BROG's gas purchased for such month under the Gas Purchase Contract.

          (c) If the Index Price in any month commencing after December 31, 1993 is less than the Minimum Purchase Price, then BRTI will pay for each MMBtu of gas purchased the Minimum Purchase Price less the Deductible Costs for such month, and BRTI will receive a credit (a "Price Credit") from BROG for each MMBtu of natural gas so purchased by BRTI equal to the difference between the Minimum Purchase Price and the Index Price. BRTI is required to establish and maintain an account (the "Price Credit Account") containing the accrued and unrecouped amount of such Price Credits.

     The Index Price was below the Minimum Purchase Price from 1995 through 1996, with the exception of the months of August, November and December of 1996. The Index Price was above the Minimum Purchase Price during 1997 except for March and April of 1997, resulting in a net reduction of the Price Credit Account of $3.3 million. BRTI estimates that, as of December 31, 1997, BRTI had aggregate Price Credits in the Price Credit Account of approximately $5.6 million of which the Trust's 95 percent interest was approximately $5.3 million.

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

     The Central Gathering Point price in the Gas Purchase Contract is determined by utilizing a published price (which is before deduction of Deductible Costs), and then deducting Deductible Costs. As used herein, "Index Price" means for each month 97 percent of the Blanco Hub Spot Price (such 3 percent deduction constituting a discount to compensate BRTI for marketing the gas). The Blanco Hub Spot Price is a posted index price in dollars per MMBtu on a dry basis published in the first issue of such month in Inside FERC's Gas Market Report for "El Paso Natural Gas Company, San Juan." Pursuant to the Gas Purchase Contract, BRTI will have a one-time option to elect to substitute for the foregoing as the Blanco Hub Spot Price either (i) the average of the two posted index prices reported each month in Inside FERC's Gas Market Report for "El Paso Natural Gas Company, San Juan" or (ii) the Blanco Hub posted index price reported by Inside FERC's Gas Market Report, if either such price is then published in such publication. All prices used as index prices are delivered prices at the specified point of delivery and are, therefore, before deducting Deductible Costs.

     In any month in which BRTI recoups Price Credits under the Gas Purchase Contract, BROG may be required to calculate royalty payments attributable to production from the Underlying Properties based on the higher price BRTI receives when it resells the gas production instead of the lower price payable by BRTI to

BROG under the Gas Purchase Contract (which price takes into account the Price Credits recouped by BRTI in such month). Royalties that are payable by BROG in respect of such higher gas price will not reduce the NPI Net Proceeds payable to the Trust. However, the portion of the recouped Price Credits that is attributable to the royalty percentage of the gas sold in such month shall be returned to the Price Credit Account by BRTI and recouped by BRTI in future months.

     The Underlying Properties are subject to a gas balancing agreement which, under certain circumstances, allows any working interest owner (including BROG) to take more or less than his working interest share of gas produced. NPI Net Proceeds and Infill Net Proceeds are calculated on an "entitlements basis," whereby the aggregate proceeds from the sale of gas are determined by BROG as if BROG had produced and sold its share of production from the Underlying Properties, even if the actual volumes delivered to and sold by BROG are different from its entitled interest volumes. The effect of such an entitlements basis calculation is that NPI Net Proceeds or Infill Net Proceeds and, therefore, the amount thereof paid to the Trust, may include amounts in respect of production not taken by BROG because of an imbalance (an imbalance is where an interest owner is delivered more or less than the actual share of production to which it is entitled). Likewise, in the event BROG actually takes and sells more than its share of production but pays the NPI Net Proceeds or the Infill Net Proceeds on an entitlements basis, BROG will receive revenues in excess of those distributed to the Trust. In the event the price of gas is lower when the other interest owners make-up the overproduction taken and sold by BROG than the price received by BROG, BROG will retain the excess of such higher price over the lower price.

     BROG bases such entitlements calculations upon production estimates furnished to BROG by the operator of the Underlying Properties, which estimates may be subject to subsequent adjustment by the operator after the collection and evaluation of field data. Because the operator may not determine that such an adjustment is required until several months after the original estimates are furnished to BROG, it is possible that an adjustment with respect to a particular quarter will not be made until cash amounts have been distributed, and depletion and Section 29 tax credits have been allocated to Unitholders by the Trust. BROG will take such an adjustment into account for the quarter in which BROG is advised of such adjustment. The cash distributions made, and depletion deductions and Section 29 tax credits allocated, in respect of a future quarterly period on a Unit could be based in part upon such an adjustment, notwithstanding that the owner of such Unit did not own the Unit during the quarter in respect of which such adjustment is made.

     BRTI's obligation to purchase natural gas pursuant to the Gas Purchase Contract (as well as BROG's obligation to sell such gas) may be suspended to the extent affected by the occurrence of any event that renders the affected party unable to perform its obligations under the Gas Purchase Contract if the event could not have been prevented with reasonable foresight, at reasonable cost and by the exercise of reasonable diligence including: (i) acts of God, lightning, fires, explosions and other casualties, (ii) strikes and other industrial disturbances, (iii) acts of the public enemy, wars, epidemics, restraints of government, civil disturbances, and acts, orders and regulations of governmental agencies, (iv) inability to acquire or delay in acquiring materials, equipment, rights-of-way and approvals of regulatory bodies, (v) physical constraint or restriction of, or accident or blockage of or to, equipment or lines of pipe and
(vi) interruption of BRTI's gathering, treating, processing or transportation arrangements relating to production from the Underlying Properties, including such arrangements under the Gas Gathering Contract. Following any such event, the affected party's obligations under the Gas Purchase Contract will be suspended during the period of its inability to perform, and such party will use reasonable efforts to remedy the event and resume full performance as quickly as reasonably practical.

     Although BRTI will likely utilize the natural gas purchased from BROG pursuant to the Gas Purchase Contract to satisfy its obligations under a number of resale agreements with third parties, none of the gas purchased by BRTI pursuant to any gas purchase agreement (including the Gas Purchase Contract) has been dedicated to any particular resale agreement, and the arrangements made by BRTI with respect to reselling any gas purchased by it vary from time to time. The prices to be paid by third party purchasers, therefore, may also be expected to vary from time to time, and may be either less than or greater than the price paid by BRTI pursuant to the Gas Purchase Contract. At times when the Minimum Purchase Price exceeds the Index Price, BRTI will be required to purchase gas at a price based on the Minimum Purchase Price. At times when the

Index Price exceeds the Sharing Price, BRTI will receive a benefit from being able to resell gas at prices generally reflecting the full amount of the excess of the Index Price over the Sharing Price, while paying BROG and, therefore, the Trust an amount generally reflecting only 50 percent of such excess.

     The Gas Purchase Contract may not be terminated without the consent of BRTI and BROG. Further, it may not be amended in a manner that would materially adversely affect the revenues to the Trust without the approval of the holders of a majority of the Units then outstanding. The Gas Purchase Contract is filed as an exhibit to this Form 10-K. The foregoing summary of the material provisions of the Gas Purchase Contract is qualified in its entirety by reference to the terms of such agreement as set forth in such exhibit.

GAS GATHERING CONTRACT

     The prices to be paid to BROG pursuant to the Gas Purchase Contract are prices payable for the value of gas purchased for production at the Central Gathering Point. Title to the gas purchased pursuant to the Gas Purchase Contract, therefore, passes to BRTI at the Central Gathering Point. BRTI is responsible for gathering, treating, processing and marketing from the Central Gathering Point all gas purchased pursuant to the Gas Purchase Contract. The price paid by BRTI pursuant to the Gas Purchase Contract is after deducting Deductible Costs from the Central Gathering Point. Pursuant to the Gas Gathering Contract, BRGI gathers, treats and processes all of the production attributable to BROG's interest in the Underlying Properties (excluding production attributable to five wells) from the Central Gathering Point. BRGI, under the Gas Gathering Contract, treats the gas gathered for BRTI to remove carbon dioxide and water and to otherwise bring the gas into compliance with the specifications of the Gas Gathering Contract. At December 31, 1997, BRGI's rates for performing its services under the Gas Gathering Contract varied from approximately $.34 to approximately $.45 per Mcf, depending upon the specific point of delivery to BRGI. BRTI reduces the price that it pays for the gas by the value of gas used by BRGI as fuel for compression and other facilities. These reductions can not exceed 6.5 percent of the value of volumes of gas gathered for BRTI. The rates payable to BRGI pursuant to the Gas Gathering Contract are subject to annual adjustment on January 1 of each year on the basis of increases or decreases in a published index measuring consumer prices. Additionally, these rates may be increased by the amount of any additional costs incurred by BRGI as a direct result of any governmental action relating generally to gathering and/or treating agreements in the natural gas industry. The term of the Gas Gathering Contract will continue until December 31, 2012; thereafter, such contract will continue in effect on a month-to-month basis.

     All of the gas gathered pursuant to the Gas Gathering Contract must first be gathered from the wellhead to the Central Gathering Point by a unit gathering system owned by the working interest owners of the Northeast Blanco Unit. The costs of such initial gathering (including maintenance of the gathering system) are borne by such working interest owners (including BROG) and deducted as lease operating expenses in calculating the NPI Net Proceeds or Infill Net Proceeds, as the case may be. BROG does not anticipate any changes in the manner in which gas will be gathered at the wellhead and transported to the Central Gathering Point, or in the arrangements relating to use and maintenance of the Northeast Blanco Unit gathering system.

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

     Where gas is sold by a lessee to an affiliate such as BRTI, the MMS regulations (as well as state regulations with respect to severance taxes) may ignore the lessee-affiliate transaction and consider the arm's-length sale by the affiliate as the point of valuation for royalty purposes. Accordingly, BROG may be required to calculate royalty payments and severance taxes based on the price BRTI receives when it markets the gas production (the "Resale Price"), notwithstanding the price payable by BRTI to BROG pursuant to the Gas Purchase Contract. Although the NPI Net Proceeds, 95 percent of which is payable to the Trust, will reflect the deduction of all royalty and overriding royalty burdens and state severance taxes, to the extent that the Resale Price exceeds the price paid for production purchased under the Gas Purchase Contract, NPI Net Proceeds will not be reduced by the royalties, but will be reduced by the severance taxes, payable in respect of such excess. Royalties payable in respect of such excess will be borne by BROG.

     The MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. Although BROG will deduct (i) the Deductible Costs paid by BRTI pursuant to the Gas Gathering Contract and (ii) the gathering charges payable by BROG as a working interest owner of the Northeast Blanco Unit gathering system in calculating the wellhead price of gas produced by BROG, the MMS could disallow the deduction of some portion of such charges after review of such charges on audit of BROG's royalty as discussed below. If some portion of such charges is disallowed, the MMS will likely demand additional royalties plus interest on the amount of the underpayment.

     The Trustee has been advised by BROG that the MMS has from time to time considered the inclusion of the value of the Section 29 tax credits attributable to coal seam gas production in the calculation of gross proceeds for purposes of calculating the royalty that is payable to the MMS. On August 30, 1993, the U.S. Office of the Inspector General (the "OIG") issued an audit report stating the view that Section 29 tax credits should be included in the calculation of gross proceeds and recommending that the MMS pursue collection of additional royalties with respect to past and future production. On December 8, 1993, however, the Office of the Solicitor of the U.S. Department of the Interior gave its opinion to the MMS that the report of the OIG was incorrect and that Section 29 tax credits are not part of gross proceeds for the purpose of federal royalty calculations. BROG believes that any inclusion of the value of Section 29 tax credits for purposes of calculating royalty payments required to be made on Federal lands would be inappropriate since all mineral interest owners, including royalty owners, are entitled to Section 29 tax credits for their proportionate share of qualifying coal seam gas production. BROG has advised the Trustee that it would vigorously oppose any attempt by the MMS to require the inclusion of the value of Section 29 tax credits in the calculation of gross proceeds. However, if regulations so to include such value were adopted and upheld, royalty payments would be increased which would decrease NPI Net Proceeds and, therefore, amounts payable to the Trust. The reduction in amounts payable to the Trust would cause a corresponding reduction in associated Section 29 tax credits available to Unitholders.

     The MMS generally audits royalty payments within a six-year period. Although BROG calculates royalty payments in accordance with its interpretation of the then applicable MMS regulations, BROG does not know whether the royalty payments made to the U.S. government are totally in conformity with MMS standards until the payments are audited. If an MMS audit, or any other audit by a Federal or state body, results in additional royalty charges, together with interest, relating to production from and after the consummation of the Public Offering in respect of BROG's interest in the Underlying Properties, certain of such charges and interest will be deducted in calculating NPI Net Proceeds for the quarter in which the charges are paid and in each quarter thereafter until the full amount of the additional royalty charges and interest have been recovered.

     The Trust is subject to certain rules of the Bureau of Land Management under which the holding of interests in leases by persons other than citizens, nationals and legal resident aliens of the United States ("Eligible Citizens") may be limited. As a result, non-Eligible Citizens may be prohibited from owning Units. If any Units are acquired by persons or entities not constituting Eligible Citizens, such Unitholders may be required to sell such Units pursuant to a procedure set forth in the Trust Agreement. See "Item 1 -- Description of Units -- Possible Divestiture of Units."

SALE AND ABANDONMENT OF UNDERLYING PROPERTIES

     BROG does not have the right to abandon its interest in any well on the Underlying Properties. However, BROG does not have control over any decisions which may be made by the operator and other working interest owners of the Underlying Properties to abandon any well or property on the Underlying Properties (although BROG does exercise influence over such decisions to the extent of its working interest). Since BROG does not operate any of the wells on the Underlying Properties (although BROG operates a single communitized well), BROG does not normally control the timing of plugging and abandoning wells. The Conveyance provides that BROG's working interest share of the costs of plugging and abandoning uneconomic wells will be deducted in calculating NPI Net Proceeds or Infill Net Proceeds, as the case may be.

     BROG may sell its interest in the Underlying Properties, subject to and burdened by the Royalty Interests, without the consent of the Trust or the Unitholders. Any purchaser of such interest will be subject to the same standards, and will possess the same influence, set forth in the preceding paragraph. Under the Trust Agreement, BROG has certain rights (but not the obligation) to purchase the Royalty Interests upon termination of the Trust. See "Item 1 -- Description of the Trust -- Termination and Liquidation of the Trust."

THE INFILL NPI

     The Royalty Interests include the Infill NPI, a net profits interest in any Infill Wells completed on the Underlying Properties. No Infill Wells have been drilled and none will be drilled unless, prior to any decision to drill any such wells by the working interest owners of the Underlying Properties, the well spacing limitations for coal seam wells in the San Juan Basin are reduced. If such changes occur and Infill Wells are drilled, the Infill NPI will entitle the Trust to receive 20 percent of the Infill Net Proceeds. No reserves have been attributed in the December 31, 1997 Reserve Report or the Prior Reserve Reports to any Infill Wells.

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

     BROG's working interest share of capital expenditures and operating expenses relating to any Infill Wells will be deducted in calculating the Infill Net Proceeds. Such amounts bear no relation to capital and operating costs which will be deducted in calculating the NPI Net Proceeds. See " -- The NPI." During the term of the Trust, BROG will account for each of the NPI and the Infill NPI separately, with the result that no amounts deductible in calculating the NPI Net Proceeds will be deducted from the Infill NPI revenue stream, and vice versa. If, during any period, costs and expenses (including interest expenses) deductible in calculating the portion of the Infill Net Proceeds payable to the Trust exceed gross proceeds with respect to Infill Wells, neither the Trust nor Unitholders will be liable for such excess, but the Trust will receive no payments for distribution to Unitholders with respect to the Infill NPI until future gross proceeds with respect to such wells exceed future costs and expenses with respect thereto plus the cumulative excess of such costs and expenses plus interest thereon at Citibank's Base Rate.

BURLINGTON RESOURCES' PERFORMANCE ASSURANCES

     Pursuant to the Trust Agreement, Burlington Resources has agreed to pay each of the following to the extent not paid by BROG when due and payable: (i) all liabilities and capital and lease operating expenses which BROG is required under the Conveyance to pay as a working interest owner of the Underlying Properties; (ii) all NPI Net Proceeds, Infill Net Proceeds and other amounts which BROG is obligated to pay to the Trust under the Conveyance; (iii) any proceeds from a sale of any remaining Royalty Interests that BROG may elect to purchase upon termination of the Trust; and (iv) certain indemnification obligations relating to environmental liabilities in connection with BROG's interest in the Underlying Properties (collectively, "BROG Payment Obligations"). Burlington Resources has also agreed to pay, to the extent not paid by BRTI when due and payable, all amounts which BRTI is required to pay to BROG in respect of production attributable to the Royalty Interests pursuant to the terms of the Gas Purchase Contract ("BRTI Payment Obligations"). Burlington Resources may assign such performance assurance obligations, and may be relieved of such obligations, upon the occurrence of certain events and to an entity or entities meeting certain criteria.

TITLE TO PROPERTIES

     Burlington Resources has advised the Trustee that it believes that BROG's title to its interest in the Underlying Properties is, and the Trust's title to the Royalty Interests is, good and defensible in accordance with standards generally accepted in the gas industry, subject to such exceptions which, in the opinion of Burlington Resources, are not so material as to detract substantially from the use or value of BROG's interest in the Underlying Properties or the Royalty Interests.

     The Underlying Properties are typically subject, in one degree or another, to one or more of the following: (i) royalties and other burdens and obligations, expressed and implied, under oil and gas leases; (ii) overriding royalties and other burdens created by BROG or its predecessors in title; (iii) a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles; (iv) liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors and contractual liens under operating agreements; (v) pooling, unitization and communitization agreements, declarations and orders; (vi) irregularities or ambiguities in the instruments of title; and (vii) easements, restrictions, rights-of-way and other matters that commonly affect property. To the extent that such burdens and obligations affect BROG's rights to production and the value of production from the Underlying Properties, they have been taken into account in calculating the Trust's interests and in estimating the size and discounted net present value of the reserves attributable to the Royalty Interests. Except as noted below, Burlington Resources believes that the burdens and obligations affecting BROG's interest in the Underlying Properties and Royalty Interests are conventional in the industry for similar properties, do not, in the aggregate, materially interfere with the use of the Underlying Properties and will not materially and adversely affect the discounted net present value of the Royalty Interests.

     Although the matter is not entirely free from doubt, Burlington Resources has advised the Trustee that it believes (based upon the opinions of local counsel to Burlington Resources with respect to matters of New Mexico law) that the Royalty Interests should constitute property interests under applicable state law. Consistent therewith, the Conveyance states that the Royalty Interests constitute property interests and it was recorded in the appropriate real property records of San Juan and Rio Arriba counties, New Mexico, the counties in which the Underlying Properties are located, in accordance with local recordation provisions. If, during the term of the Trust, BROG becomes involved as a debtor in bankruptcy proceedings under the Federal Bankruptcy Code, it is not entirely clear that all of the Royalty Interests would be treated as property interests under the laws of New Mexico. If in such a proceeding a determination were made that the Royalty Interests constitute property interests, the Royalty Interests should be unaffected in any material respect by such bankruptcy proceeding. If in such a proceeding a determination were made that the Royalty Interests constitute executory contracts (a term used, but not defined, in the Federal Bankruptcy Code to refer to a contract under which the obligations of both the debtor and the other party to such contract are so unsatisfied that the failure of either to complete performance would constitute a material breach excusing performance by the other) and not a property interest under applicable state law, and if such contract were not to be assumed in a bankruptcy proceeding involving BROG, the Trust would be entitled to damages for breach of such contract covered by the termination of such contract in such bankruptcy proceeding and, with respect to such entitlement, the Trust would be treated as an unsecured creditor of BROG in the pending bankruptcy. Although no assurance is given, Burlington Resources does not believe that the Royalty Interests should be subject to rejection in a bankruptcy proceeding as executory contracts.

ITEM 3. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Trust is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS.

     The units of beneficial interest ("Units") in the Trust are listed and traded on the New York Stock Exchange under the symbol "BRU." The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the New York Stock Exchange and the amount of quarterly cash distributions per Unit made by the Trust.

                                                                   PRICE          DISTRIBUTIONS
                                                              --------------      -------------
                                                              HIGH       LOW        PER UNIT
                                                              ----       ---      -------------
1997
  First Quarter.............................................  $ 9 3/4    $ 7 5/8    $.147801
  Second Quarter............................................  $ 8 1/4    $ 6 3/4    $.160766
  Third Quarter.............................................  $ 8        $ 7 1/16   $.205895
  Fourth Quarter............................................  $ 7 15/16  $ 5 3/8    $.125486
1996
  First Quarter.............................................  $13 5/8    $10 1/8    $.332882
  Second Quarter............................................  $11 3/4    $ 8 3/4    $.298843
  Third Quarter.............................................  $10        $ 8 3/4    $.255385
  Fourth Quarter............................................  $10        $ 8 1/4    $.250990

     At March 13, 1998, there were 8,800,000 Units outstanding and approximately 935 Unitholders of record.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                                    FOR THE PERIOD
                                                                                      FROM MAY 5,
                                     FOR THE YEAR ENDED DECEMBER 31                  1993 (DATE OF
                        --------------------------------------------------------     INCEPTION) TO
                           1997           1996           1995           1994       DECEMBER 31, 1993
                        -----------   ------------   ------------   ------------   -----------------
Royalty Income........  $ 6,270,303   $ 10,671,428   $ 14,076,780   $ 17,115,969     $  6,900,747
Distributable
  Income..............  $ 5,621,938   $ 10,040,541   $ 13,402,397   $ 16,423,579     $  6,549,172
Distributable Income
  per Unit............  $       .64   $       1.14   $       1.52   $       1.87     $       0.74
Distributions per
  Unit................  $       .64   $       1.14   $       1.52   $       1.88     $       0.72
Total Assets, December
  31..................  $93,589,077   $107,530,131   $123,634,960   $147,565,760     $172,184,435
Trust Corpus, December
  31..................  $93,484,928   $107,328,165   $123,534,740   $147,459,837     $172,153,000

ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Trust makes quarterly cash distributions to Unitholders. The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests owned by the Trust burden the net revenue interest in the Underlying Properties that is owned by BROG and not the Trust.

     Distributable income of the Trust consists of the excess of royalty income plus interest income over the general and administrative expenses of the Trust. Upon receipt by the Trust, royalty income is invested in short-term investments in accordance with the Trust Agreement until its subsequent distribution to Unitholders.

     The amount of distributable income of the Trust for any calendar year may differ from the amount of cash available for distribution to the Unitholders in such year due to differences in the treatment of the expenses of the Trust in the determination of those amounts. The financial statements of the Trust are prepared on a modified cash basis pursuant to which the expenses of the Trust are recognized when paid or reserves are established for them. Consequently, the reported distributable income of the Trust for any year is determined by deducting from the income received by the Trust the amount of expenses paid by the Trust during such year. The amount of cash available for distribution to Unitholders, however, is determined in accordance with the provisions of the Trust Agreement and reflects the deduction from the income actually received by the Trust of the amount of expenses actually paid by the Trust and adjustment for changes in reserves for unpaid liabilities. See Note 5 to the financial statements of the Trust appearing elsewhere in this Form 10-K for additional information regarding the determination of the amount of cash available for distribution to Unitholders.

     Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the Royalty Interests consist of producing properties. Accordingly, the proved reserves attributable to BROG's interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. Accordingly, cash yields attributable to the Units are expected to decline over the term of the Trust. For additional information concerning the reserves please refer to Note 9 "Supplemental Oil and Gas Information" of the financial statements.

     The year 1997 marked the fourth full year of operations for the Trust. Royalty income for 1997 was $6,270,303 as compared to $10,671,428 for 1996 and $14,076,780 for 1995. Production of 10,389,400 Mcf for 1997 declined from 12,122,587 Mcf for 1996 and 14,212,659 Mcf for 1995 due to the natural decline of production from the coal seam formation. Natural gas prices received for 1997 were $1.00 per Mcf compared to $1.06 per Mcf for 1996 and $1.08 per Mcf for 1995. During 1997, 1996 and 1995, the Trust was charged $2,108,110, $1,037,445, and $240,702, respectively, of capital costs related to various capital projects such as installation of gas gathering loop systems on specific units. The Royalty income presented for those years is net of these capital expenditures. While future capital expenditures are expected, these costs are expected to be at lower levels in future years.

     Royalty income received by the Trust in a given calendar year will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year less any operating and capital costs. Accordingly, the royalty income included in distributable income for the years ended December 31, 1997, 1996 and 1995 was based on production volumes and natural gas prices for the twelve months ended September 30, 1997, 1996 and 1995, respectively, in accordance with the terms of the conveyance of the Royalty Interests to the Trust, as shown in the table below. The production volumes included in the table are actual net production volumes attributable to BROG's interest in the Underlying Properties, and not production attributable to the Royalty Interests owned by the Trust.

                                                  FOR THE TWELVE MONTHS ENDED
                                       --------------------------------------------------
                                       SEPT. 30, 1997    SEPT. 30, 1996    SEPT. 30, 1995
                                       --------------    --------------    --------------
Production (Bcf)(1)..................      10,936            12.761            14.961
Production (Trillion Btu)(2).........       9.817            11.515            13.519
Average Inside FERC Price
  ($/MMBtu)(3).......................     $  2.28           $  1.34           $  1.22
BROG Average Entitled Price Received
  ($/MMBtu)(4).......................     $  1.11           $  1.18           $  1.20

---------------

(1) Billion cubic feet of natural gas.
(2) Trillion British Thermal Units.
(3) The posted index price (Inside Ferc) of spot gas delivered to pipelines.
(4) Average Inside Ferc price less allowable deductions.

     At December 31, 1995 and 1994, the Trust's net carrying value of its investment in royalty interests exceeded the sum of the future net cash flows plus the estimated future Section 29 tax credit benefits from the production of the Trust's reserves by $561,809 and $995,048, respectively. Accordingly, the Trust was required to record an impairment allowance in 1995 and 1994 to reduce its carrying value of royalty interests in gas reserves. The reduction in the carrying value of its investments was charged directly to trust corpus. For further discussion of impairment, please refer to Notes 2 and 10 in the financial statements. There was no impairment writedown required to be recorded in 1996 or 1997. Trust management routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust's royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. Should the aggregate dollar amount of the Trust's reserves and Section 29 credits decline, an additional impairment provision, which could be material, will be required. There can be no assurance such a writedown will not occur.

     Production attributable to BROG's interest in the Underlying Properties is generally sold pursuant to a gas purchase contract between BROG and Burlington Resources Trading Inc. ("BRTI"). The gas purchase contract provides certain protections in the form of price credits for Unitholders when the applicable Blanco Hub Spot Price falls below $1.65 per MMBtu and provides certain benefits for BRTI when the Blanco Hub Spot Price exceeds $2.10 per MMBtu. The gas purchase contract also provides that the price paid for gas by BRTI is reduced by the amount of gathering and/or transportation charges, taxes, treating and processing costs and all other costs in connection with such services from the central gathering point to main line delivery paid by BRTI. For more detailed information regarding the terms and conditions of the gas purchase contract, see "Item 2. Properties -- Gas Purchase Contract."

     The Blanco Hub Spot Price was above $1.65 per MMBtu for all months of 1997 except March and April 1997, resulting in a net reduction in the Price Credit Account of approximately $3.3 million. The Blanco Hub Spot Price was below $1.65 per MMBtu for all months during 1996 except August, November and December and was below such price in each month during 1995. However, pursuant to the terms of the gas purchase contract, BRTI continued to purchase gas attributable to BROG's interest in the Underlying Properties at the $1.60 per MMBtu minimum purchase price, less deductible costs paid by BRTI, established by the gas purchase contract; and BRTI received a price credit from BROG for each MMBtu of natural gas so purchased by BRTI equal to the difference between the $1.60 per MMBtu minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). BRTI estimates that, as of December 31, 1997, BRTI had aggregate price credits of approximately $5.6 million of which the Trust's 95 percent interest was approximately $5.3 million. The Blanco Hub Spot Price was above $1.65 per MMBtu in January and February 1998. With the Blanco Hub Spot Price being above the minimum purchase price for several months of 1997, BRTI accrued additional price credits of $.2 million and recouped price credits totaling $3.5 million for a net reduction in the price credit of $3.3 million. The entitlement of BRTI to recoup the price credits means that if and when the applicable Blanco Hub Spot Price is above $1.65 per MMBtu, future royalty income paid to the Trust would be reduced until such time as all accrued and unrecouped price credits have been recovered by BRTI. Corresponding cash distributions to Unitholders would also be reduced.

     General and Administrative Expenses remained relatively stable for 1997 compared to 1996 and 1995. For the years ended December 31, 1997, 1996 and 1995, General and Administrative Expenses totaled $664,555, $659,226 and $711,959 respectively.

YEAR 2000

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization does not successfully address its Year 2000 issues, it may face material adverse consequences.

     The Trust is reliant on the performance of BROG and third party vendors for the receipt of Royalty income, payment of expenses and disbursement of distributable income. The Trustee can provide no assurance as to whether BROG and third party vendors will successfully address the Year 2000 issue. Any failure by BROG or any of the third party vendors to successfully address the Year 2000 issue could have a material adverse impact on the Trust and its Unitholders.

TENDER OFFERS

     On January 20, 1998, the parties listed in the Security Ownership of Certain Beneficial Owners table (the "Ownership Table") set forth in Item 12 of this Form 10-K (such parties, collectively, "San Juan") filed a Schedule 14D-1 with the Securities and Exchange Commission in connection with a tender offer to purchase exactly (and not less than) 5,446,860 Units. On February 13, 1998, a
Schedule 14D-1 was filed in connection with a separate tender offer by another party to purchase any and all Units. These tender offers expired on February 17, 1998 and March 13, 1998, respectively.

     Following the expiration of its tender offer, San Juan has acquired through a series of open market transactions additional Units resulting in total holdings as set forth in the Ownership Table. According to the Offer to Purchase filed by San Juan as an exhibit to its Schedule 14D-1, the purpose of San Juan's tender offer was to acquire 67% of the outstanding Units so that it could affect a vote to terminate the Trust, causing a liquidation of the Trust's assets and a resulting distribution to Unitholders (see "Item 1 -- Description of the
Trust -- Termination and Liquidation").

FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements. Such statements include, without limitation, certain reserve information and other statements contained in Item 2, "Properties", and certain statements regarding the Trust's financial position, industry conditions and other matters contained in "Trustee's Discussion and Analysis" in this Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee's control, that may cause such expectations not to be realized, including, among other things, factors identified in this Form 10-K affecting oil and gas prices and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets.

     The information in this report concerning production and prices relating to BROG's interest in the Underlying Properties is based on information prepared and furnished by BROG to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

NationsBank of Texas, N.A.,
as Trustee of Burlington Resources Coal Seam Gas Royalty Trust

     We have audited the accompanying statements of assets, liabilities and trust corpus of Burlington Resources Coal Seam Gas Royalty Trust as of December 31, 1997 and 1996, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Burlington Resources Coal Seam Gas Royalty Trust at December 31, 1997, and 1996, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1997, on the basis of accounting described in Note 2.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 27, 1998

                              FINANCIAL STATEMENTS

                BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
ASSETS
Cash and cash equivalents...................................  $     50,819    $    158,251
Royalty interests in gas properties (less accumulated
  amortization and impairment of $86,861,742 and
  $73,028,120)(Note 10).....................................    93,538,258     107,371,880
                                                              ------------    ------------
          Total assets......................................  $ 93,589,077    $107,530,131
                                                              ============    ============
LIABILITIES AND TRUST CORPUS
Trust expenses payable......................................  $    104,149    $    201,966
Contingencies (Note 6)......................................           --              --
Trust corpus (8,800,000 units of beneficial interest
  authorized and outstanding)...............................    93,484,928     107,328,165
                                                              ------------    ------------
          Total liabilities and trust corpus................  $ 93,589,077    $107,530,131
                                                              ============    ============

STATEMENTS OF DISTRIBUTABLE INCOME

                                                                YEAR ENDED DECEMBER 31
                                                       ----------------------------------------
                                                          1997          1996           1995
                                                       ----------    -----------    -----------
Royalty income.......................................  $6,270,303    $10,671,428    $14,076,780
Interest income......................................      16,190         28,339         37,576
                                                       ----------    -----------    -----------
                                                        6,286,493     10,699,767     14,114,356
General and administrative expenses (Note 4).........    (664,555)      (659,226)      (711,959)
                                                       ----------    -----------    -----------
Distributable income.................................  $5,621,938    $10,040,541    $13,402,397
                                                       ==========    ===========    ===========
Distributable income per unit (8,800,000 units)......  $      .64    $      1.14    $      1.52
                                                       ==========    ===========    ===========
Distributions per unit...............................  $      .64    $      1.14    $      1.52
                                                       ==========    ===========    ===========

STATEMENTS OF CHANGES IN TRUST CORPUS

                                                              YEAR ENDED DECEMBER 31
                                                   --------------------------------------------
                                                       1997            1996            1995
                                                   ------------    ------------    ------------
Trust Corpus, beginning of period................  $107,328,165    $123,534,740    $147,459,837
Amortization and impairment of royalty
  interests......................................   (13,833,622)    (16,231,820)    (23,913,096)
Distributable income.............................     5,621,938      10,040,541      13,402,397
Distributions to Unitholders.....................    (5,631,553)    (10,015,296)    (13,414,398)
                                                   ------------    ------------    ------------
Trust corpus, end of period......................  $ 93,484,928    $107,328,165    $123,534,740
                                                   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1. TRUST ORGANIZATION AND PROVISIONS

     Burlington Resources Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Burlington Resources Coal Seam Gas Royalty Trust (the "Trust Agreement") entered into effective as of May 1, 1993 by and among Burlington Resources Oil & Gas Company, a Delaware corporation ("BROG"), as trustor, Burlington Resources Inc., a Delaware corporation ("Burlington Resources"), and NationsBank of Texas, N.A., a national banking association (the "Trustee"), and Mellon Bank (DE) National Association, a national banking association (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions.

     The Trust is a grantor trust formed to acquire and hold certain net profits interests (the "Royalty Interests") in BROG's interest in the Fruitland coal formation underlying the Northeast Blanco Unit in the San Juan Basin of New Mexico (the "Underlying Properties"). The Trust was initially created by the filing of a Certificate of Trust with the Secretary of State of Delaware on May 5, 1993. In accordance with the Trust Agreement, BROG contributed $1,000 as the initial trust corpus of the Trust. On June 17, 1993, the Royalty Interests were conveyed to the Trust by BROG pursuant to the Net Profits Interest Conveyance (the "Conveyance") dated effective as of May 1, 1993, in consideration for all 8,800,000 authorized units of beneficial interest ("Units") in the Trust. BROG transferred its Units by dividend to its parent, Burlington Resources, Inc., which transferred such Units by dividend to its parent, Burlington Resources, which sold such Units to the public through various underwriters in June 1993 (the "Public Offering"). All of the production attributable to the Underlying Properties is from the Fruitland coal formation and currently constitutes "coal seam" gas that entitles the owners of such production, provided certain requirements are met, to tax credits pursuant to Section 29 of the Internal Revenue Code of 1986, as amended.

     Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the NPI (as hereinafter defined) consist of producing properties. Accordingly, the proved reserves attributable to BROG's interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. Accordingly, cash yields attributable to the Units are expected to decline over the term of the Trust.

     The Trustee has all powers to collect and distribute proceeds received by the Trust and to pay Trust liabilities and expenses. The Delaware Trustee has only such powers as are set forth in the Trust Agreement or are required by law and is not empowered to otherwise manage or take part in the business of the Trust. The Royalty Interests are passive in nature and neither the Delaware Trustee nor the Trustee has any control over or any responsibility relating to the operation of the Underlying Properties or BROG's interest therein.

     The Trust will terminate no later than December 31, 2012, subject to earlier termination under certain circumstances described in the Trust Agreement (the "Termination Date"). Cancellation of the Trust will occur on or following the Termination Date when all Trust assets have been sold and the net proceeds thereof are distributed to the Unitholders.

     The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in BROG's interest in the Underlying Properties. The NPI generally entitles the Trust to receive 95 percent of the NPI Net Proceeds, as defined below. The Royalty Interests also include a 20 percent interest in the Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks in the Northeast Blanco Unit ("Infill Wells") during the term of the Trust. With respect to the NPI, the term "NPI Net Proceeds" generally means the aggregate proceeds attributable to BROG's net revenue interest in the Underlying Properties (excluding the proceeds, if any, from Infill Wells) calculated at the price paid by BRTI at any one of four central delivery points in the Northeast Blanco Unit gathering system or either of two wellhead delivery points (collectively, the "Central Gathering Point") for the entitled volume of gas produced and sold from BROG's interest in the Underlying Properties less BROG's working interest share of (i) property, production and related taxes (including severance taxes); (ii) lease operating expenses; (iii) capital costs (if paid after January 1, 1994);
(iv) royalties, if any, required to be paid that are based on the value of
Section 29 tax credits attributable to such working interest share; and (v) interest on the unrecovered portion, if any, of the foregoing costs at a rate equal to the base rate (compounded quarterly) as announced from time to time by Citibank, N.A. ("Citibank's Base Rate"). The term "Infill Net Proceeds" generally means the aggregate proceeds attributable to BROG's net revenue interest calculated at the price paid by BRTI at the Central Gathering Point for the entitled volume of gas produced and sold from BROG's interest in any Infill Wells less BROG's working interest share of (a) property, production and related taxes (including severance taxes) on such Infill Wells; (b) lease operating expenses with respect to such Infill Wells; (c) capital costs with respect to such Infill Wells; and (d) interest on the unrecovered portion, if any, of the foregoing costs at Citibank's Base Rate. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.

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

     - Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus based upon when revenues are received.

     - Distributions to Unitholders are recorded when declared by the Trustee (see Note 5).

     The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because royalty income is not accrued in the period of production, general and administrative expenses recorded are based on liabilities paid and cash reserves established rather than on an accrual basis, and amortization and impairment of the Royalty Interests is not charged against operating results.

     Burlington Resources sold an aggregate of 8,800,000 Units in the Public Offering. Accordingly, the carrying value of the Trust's Royalty interest in oil and gas properties at December 31, 1997 and 1996 reflect 8,800,000 Units at the public offering price of $20.50 per Unit, less accumulated amortization and impairment.

USE OF ESTIMATES

     The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

IMPAIRMENT

     Trust management routinely reviews its royalty interests in oil and gas properties for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The net amount of royalty interests in gas properties is limited to the sum of the future net cash flows attributable to the Trust's gas reserves at year end using current product prices plus the estimated future Section 29 credits for federal income tax purposes. If the net cost of royalty interests in gas properties exceeds this amount, an impairment provision is recorded and charged to the trust corpus.

     If an impairment event occurs and it is determined that the carrying value of the Trust's royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. Should the aggregate dollar amount of the Trust's reserves and Section 29 credits decline, an additional impairment provision, which could be material, will be required. There can be no assurance such a writedown will not occur.

NEW ACCOUNTING STANDARDS

     The Trust has adopted the new computation and disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 128 -- "Earnings Per Share." Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Earnings per share assuming dilution is computed by dividing net income by the weighted average number of shares and equivalent shares outstanding. The Trust had no equivalent shares outstanding for any period presented and accordingly, the adoption of SFAS No. 128 had no impact on previously reported distributable income per unit. Basic and assuming dilution distributable income per Unit are the same.

3. FEDERAL INCOME TAXES

     The Trust is a grantor trust for Federal income tax purposes. As a grantor trust, the Trust will not be required to pay federal or state income taxes. Accordingly, no provision for income taxes has been made in these financial statements. Because the Trust will be treated as a grantor trust, and because a Unitholder will be treated as directly owning an interest in the Royalty Interests, each Unitholder will be taxed directly on his per Unit share of income attributable to the Royalty Interests consistent with the Unitholder's method of accounting without regard to the taxable year or accounting method employed by the Trust.

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

4. RELATED PARTY TRANSACTIONS

     Burlington Resources provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective May 1, 1993. The fee is $75,000 per quarter, adjusted annually, based upon the change in the Producer's Price Index each January 1 commencing January 1, 1994. Aggregate fees paid by the Trust to Burlington Resources in 1997, 1996 and 1995 were $322,877, $313,157 and $305,695, respectively.

     Aggregate fees paid by the Trust to the Trustee in 1997, 1996 and 1995 were $39,699, $39,147 and $38,192, respectively. The Delaware Trustee was paid a flat fee of $10,000 for each of the respective years.

     BROG's production from the Underlying Properties is gathered, treated and processed under the terms of the Gas Gathering, Dehydrating and Treating Agreement between BROG and Burlington Resources Gathering Inc. ("BRGI") dated May 3, 1990, as amended May 1, 1993 ("Gas Gathering, Dehydrating and Treating Agreement"). The fees charged by BRGI to BROG totaled approximately $3.9 million, $4.1 million, and $4.8 million for the calendar years ended December 31, 1997, 1996, and 1995, respectively, and are in accordance with the rates defined in the Gas Gathering Dehydrating and Treating Agreement. These fees are deducted in arriving at the net revenues of the Underlying Properties.

5. DISTRIBUTIONS TO UNITHOLDERS

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

6. CONTINGENCIES

     Under the terms of the gas purchase contract entered into between BROG and an affiliate of BROG (the "Gas Purchase Contract"), additional revenues may be paid to the Trust to meet the minimum purchase price provision of $1.60 per MMBtu (the "Minimum Purchase Price") (less applicable deductions). This additional revenue is subject to recoupment by BROG from future revenues received from production, with respect to any month commencing after December 31, 1993, when the applicable index price in such month exceeds the Minimum Purchase Price.

     The applicable index price was above the Minimum Purchase Price during 1997 except for March and April of 1997 resulting in a net reduction in the Price Credit Account of $3.3 million. The applicable index price was below the Minimum Purchase Price during 1996 except for the months of August, November and December, and in each month during 1995. Pursuant to the terms of the Gas Purchase Contract, BRTI established a price credit account. BRTI estimates that, as of December 31, 1997, BRTI had aggregate price credits in the price credit account of approximately $5.6 million of which the Trust's 95 percent interest was approximately $5.3 million. The applicable index price was above the Minimum Purchase Price in January and February 1998.

     The Trustee has been advised by BROG that the Minerals Management Service ("MMS"), a subagency of the U.S. Department of the Interior, has from time to time considered the inclusion of the value of the Section 29 tax credits attributable to coal seam gas production in the calculation of gross proceeds for purposes of calculating the royalty that is payable to the MMS. On August 31, 1993, the U.S. Office of the Inspector General (the "OIG") issued an audit report stating the view that Section 29 tax credits should be included in the calculation of gross proceeds and recommended that the MMS pursue collection of additional royalties with respect to past and future production. On December 8, 1993, however, the Office of the Solicitor of the U.S. Department of the Interior gave its opinion to the MMS that the report of the OIG was incorrect and that Section 29 tax credits are not part of gross proceeds for the purpose of Federal royalty calculations. BROG believes that any inclusion of the value of Section 29 tax credits for purposes of calculating royalty payments required to be made on Federal lands would be inappropriate since all mineral interest owners, including royalty owners, are entitled to Section 29 tax credits for their proportionate share of qualifying coal seam gas production. BROG has advised the Trustee that it would vigorously oppose any attempt by the MMS to require the inclusion of the value of Section 29 tax credits in the calculation of gross proceeds. However, if such regulations were adopted and upheld, royalty payments would be increased which would decrease NPI Net Proceeds and, therefore, amounts payable to the Trust. The reduction in amounts payable to the Trust would cause a corresponding reduction in associated Section 29 tax credits available to Unitholders.

     BROG produced and sold more gas than its entitled share based upon its working interest in the Underlying Properties, and thus is in an overproduced position of approximately 29 million cubic feet ("MMcf"), 297 MMcf, and 258 MMcf as of December 31, 1997, 1996, and 1995, respectively.

     Per the terms of the Gas Purchase Contract, all royalty income of the Trust was derived from BROG.

7. SUBSEQUENT EVENTS

     Subsequent to December 31, 1997, the Trust declared the following distribution:

       QUARTERLY
      RECORD DATE               PAYMENT DATE           DISTRIBUTION PER UNIT
      -----------               ------------           ---------------------
March 4, 1998                  March 16, 1998                 $.143235

     The Trustee has estimated the Section 29 tax credit associated with the March 16, 1998 quarterly distribution to be $.20 per Unit (unaudited.)

     Subsequent to December 31, 1997, two tender offers were made to purchase outstanding Units held by Unitholders (see "Item 12 -- Security Ownership of Certain Beneficial Owners and Management").

8. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the periods ended December 31, 1997 and 1996 are as follows (in thousands except per unit amounts):

                                                                              DISTRIBUTABLE INCOME
         CALENDAR QUARTER           ROYALTY INCOME    DISTRIBUTABLE INCOME          PER UNIT
         ----------------           --------------    --------------------    --------------------
1997
  First...........................     $ 1,472              $ 1,279                  $ .15
  Second..........................       1,619                1,400                    .16
  Third...........................       1,987                1,872                    .21
  Fourth..........................       1,192                1,071                    .12
                                       -------              -------                  -----
          Total...................     $ 6,270              $ 5,622                  $ .64
                                       =======              =======                  =====
1996
  First...........................     $ 3,101              $ 2,920                  $ .33
  Second..........................       2,852                2,638                    .30
  Third...........................       2,423                2,309                    .26
  Fourth..........................       2,295                2,174                    .25
                                       -------              -------                  -----
                                       $10,671              $10,041                  $1.14
                                       =======              =======                  =====

     Selected 1997 fourth quarter data are as follows (in thousands except per unit amounts):

Royalty income..............................................    $1,192
Interest income.............................................         3
General and administrative expenses.........................      (124)
                                                                ------
Distributable income........................................    $1,071
                                                                ======
Distributable income per unit...............................    $  .12
                                                                ======
Distribution per unit.......................................    $  .13
                                                                ======

     Due to the significant upward revision in estimated reserve quantities (see
Note 9) estimated amortization of royalty interests was adjusted downward by approximately $1.7 million during the fourth quarter of 1997. This adjustment did not have an impact on the Trust's distributable income.

9. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

     The net proved reserves attributable to the Royalty Interests, all located within the United States, have been estimated as of December 31, 1997, 1996 and 1995 and January 1, 1995 by independent petroleum engineers.

     In accordance with Statement of Financial Accounting Standards No. 69, estimates of future net revenues from proved reserves have been prepared either using end-of-period or contractual gas prices as appropriate and related costs. The standardized measure of future net revenues from the gas reserves is calculated based on discounting such future net revenues at an annual rate of 10 percent. At December 31, 1997, the price the Trust was entitled to receive under the Gas Purchase Contract was $2.07 per MMBtu subject to accrued and unrecouped price credits (see Note 6). For purposes of preparation of the reserve report as of December 31, 1997, however, the price was held constant at the minimum purchase price ($1.60 per MMBtu) until the accrued price credits were recouped, after which the $2.07 per MMBtu price was utilized for the remaining life of the Royalty Interests.

     Numerous uncertainties are inherent in estimating volumes and value of proved developed reserves and in projecting future production rates. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the original estimates.

     The reserve estimates for the Royalty Interests are based on a percentage share of NPI Net Proceeds payable to the Trust of 95 percent. A net profits interest does not entitle the Trust to a specific quantity of gas but to a portion of gas sufficient to yield a specified portion of the net proceeds derived therefrom. Proved reserves attributable to a net profits interest are calculated by deducting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates for such profits interest, to pay the future established costs and expenses deducted in the calculation of the net proceeds of such interest. Accordingly, the reserves presented for the Royalty Interests reflect quantities of gas that are free of future costs and expenses if the price and cost assumptions used in the reserve report prepared as of December 31, 1997 occur.

                                                              NATURAL GAS
                                                                (MMCF)
                                                              -----------
Proved reserves at January 1, 1995..........................     90,332
Revisions of previous estimates.............................        208
Production..................................................    (13,995)
                                                                -------
Proved reserves at December 31, 1995........................     76,545
Revisions of previous estimates.............................      6,671
Production..................................................    (11,582)
                                                                -------
Proved reserves at December 31,1996.........................     71,634
Revisions of previous estimates.............................       (396)
Production..................................................    (10,541)
                                                                -------
Proved Reserves at December 31,1997.........................     60,697
                                                                =======

     All proved reserve estimates presented above are proved developed.

     Proved reserves are estimated quantities of natural gas which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

     The following table sets forth the standardized measure of discounted future net revenues at December 31, 1997, 1996 and 1995 relating to proved reserves (in thousands):

                                                         1997       1996       1995
                                                       --------   --------   --------
Future cash inflows..................................  $ 92,338   $143,716   $ 94,079
Future production taxes, operating costs and capital
  expenditures.......................................   (22,858)   (27,410)   (19,048)
                                                       --------   --------   --------
Future net cash flows................................    69,480    116,306     75,031
10% discount factor..................................   (27,067)   (49,001)   (27,461)
                                                       --------   --------   --------
Standardized measure of discounted future net
  revenues...........................................  $ 42,413   $ 67,305   $ 47,570
                                                       ========   ========   ========

     The following table sets forth the changes in the aggregate standardized measure of discounted future net revenues from proved reserves during the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                               1997       1996        1995
                                                              -------    -------    --------
Balance at January 1........................................  $67,305    $47,570    $ 55,683
  Increase (decrease) due to:
  Net sales of coal seam gas................................   (6,223)    (9,042)    (13,826)
  Net changes in prices and costs...........................  (24,881)    18,444         (80)
  Changes in estimated volumes..............................     (519)     5,576         225
  Accretion of discount.....................................    6,731      4,757       5,568
                                                              -------    -------    --------
Balance at December 31......................................  $42,413    $67,305    $ 47,570
                                                              =======    =======    ========

     The above reserves do not include undiscounted Section 29 tax credits of approximately $31,572,000 as estimated by an independent petroleum engineer. The present discounted (10%) value of these tax credits is approximately $25,890,000.

     Subsequent to year end 1997, the prices of gas decreased slightly. As of March 18, 1998, published natural gas prices were approximately $2.01 per MMBtu as compared to prices utilized in the Trust's calculation of its year end standardized measure of discounted future net cash flow. The use of prices currently being received would result in a lower standardized measure of discounted future net cash flows.

10. IMPAIRMENT OF ROYALTY INTERESTS

     At December 31, 1995, the Trust's net carrying value of its investment in royalty interests exceeded the sum of the future net cash flows plus the estimated future Section 29 tax credit benefits from the production of the Trust's reserves by $561,809. Accordingly, the Trust was required to record an impairment allowance during 1995 to reduce its carrying value of royalty interests in gas reserves. The reduction in the carrying value of its investments was charged directly to trust corpus. There was no impairment writedown required to be recorded in 1996 or 1997. Trust management routinely reviews its long lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If an impairment event occurs and it is determined that the carrying value of the Trust's royalty interests may not be recoverable, an impairment will be recognized as measured by the amount by which the carrying amount of the royalty interests exceeds the fair value of these assets, which would likely be measured by discounting projected cash flows. Should the aggregate dollar amount of the Trust's reserves and Section 29 credits decline, an additional impairment provision, which could be material, will be required. There can be no assurance such a writedown will not occur.

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

     Compensation of the Trustee, Delaware Trustee and Transfer Agent. The Trust Agreement provides for compensation to the Trustee and the Delaware Trustee for administrative services, out of the Trust assets. The Trustee was paid a 1997 base amount of $39,699, plus an hourly charge for services in excess of a combined total of 300 hours annually at the Trustee's then standard rate. The Trustee received total compensation for 1997 of $39,699. The Trustee's annual base fee escalates at the rate of 3 percent per year. The Delaware Trustee is paid a fixed annual amount of $10,000. The Trustee and the Delaware Trustee are each entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If a trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fees payable to that trustee will increase significantly until a new trustee is appointed.

     The Transfer Agent receives a transfer agency fee of $5.30 annually per account (minimum of $15,000 annually), subject to increase or decrease each December, based upon the change in the Producers' Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued in excess of 10,000 annually. The total of fees paid by the Trust to the Transfer Agent in 1997 was $7,384.

     Fees to Burlington Resources. Burlington Resources will receive throughout the term of the Trust, an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests as described below in "Item 13 -- Administrative Services Agreement".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 24, 1998 information with respect to the only Unitholders known to the Trustee to be beneficial owners of more than 5 percent of the outstanding Units.

                                                              AMOUNT AND
                                                              NATURE OF
                                                              BENEFICIAL    PERCENT
            NAME AND ADDRESS OF BENEFICIAL OWNER              OWNERSHIP     OF CLASS
            ------------------------------------              ----------    --------
San Juan Partners, L.L.C....................................  3,492,840(1)   39.69%
  910 Travis Street, Suite 2150
  Houston, Texas 77002
Encap Energy Capital Fund, III, L.P.........................  3,492,840(2)   39.69%
  1100 Louisiana Street, Suite 3150
  Houston, Texas 77002
Encap Energy Acquisition III-B Inc. ........................  3,492,840(2)   39.69%
  1100 Louisiana Street, Suite 3150
  Houston, Texas 77002
ECIC Corporation............................................  3,492,840(2)   39.69%
  1100 Louisiana Street, Suite 3150
  Houston, Texas 77002
ROCP Energy Partners, L.P...................................  3,492,840(2)   39.69%
  1100 Louisiana Street, Suite 3150
  Houston, Texas 77002
First Union Investors, Inc..................................  3,492,840(2)   39.69%
  One First Union Center, Fifth Floor
  Charlotte, North Carolina 28288
Charles T. McCord III.......................................  3,492,840(2)   39.69%
  1201 Louisiana, #1048
  Houston, Texas 77002
O'Sullivan Oil & Gas Company, Inc...........................  3,492,840(2)   39.69%
  910 Travis Street, Suite 2150
  Houston, Texas 77002
Christopher P. Scully.......................................  3,492,840(2)   39.69%
  910 Travis Street, Suite 2150
  Houston, Texas 77002
Scott W. Smith Funding, L.L.C...............................  3,492,840(2)   39.69%
  910 Travis Street, Suite 2150
  Houston, Texas 77002
John V. Whiting.............................................  3,492,840(2)   39.69%
  910 Travis Street, Suite 2150
  Houston, Texas 77002
Andover Group, Inc..........................................  3,492,840(2)   39.69%
  910 Travis Street, Suite 2150
  Houston, Texas 77002

---------------

(1) Directly owned.

(2) Represents Units directly owned by San Juan Energy Partners, L.L.C., a limited liability company in which the named party holds a membership interest.

     On January 20, 1998, the parties listed in the above Security Ownership of Certain Beneficial Owners table (collectively, "San Juan") filed a Schedule 14D-1 with the Securities and Exchange Commission in connection with a tender offer to purchase exactly (and not less than) 5,446,860 Units. On February 13, 1998, a Schedule 14D-1 was filed in connection with a separate tender offer by another party to purchase any and all Units. These tender offers expired on February 17, 1998 and March 13, 1998, respectively.

     Following the expiration of its tender offer, San Juan has acquired through a series of open market transactions additional Units resulting in total holdings as set forth in the above table. According to the Offer to Purchase filed by San Juan as an exhibit to its Schedule 14D-1, the purpose of San Juan's tender offer was to acquire 67% of the outstanding Units so that it could effect a vote to terminate the Trust, causing a liquidation of the Trust's assets and a resulting distribution to Unitholders (see "Item 1 -- Description of the
Trust -- Termination and Liquidation").

     (b) Security Ownership of Management. The Trust has no directors or executive officers. As of March 13, 1998, NationsBank of Texas, N.A., the Trustee, did not beneficially own any Units. As of March 13, 1998, Mellon Bank
(DE) National Association, the Delaware Trustee, did not beneficially own any Units.

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

     The Administrative Services Agreement obligates the Trust to pay to Burlington Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. The annual fee for 1997, payable in equal quarterly installments, was $322,877, and the fee will be adjusted annually, based upon the change in the Producers' Price Index.

BURLINGTON RESOURCES' CONDITIONAL RIGHT OF REPURCHASE

     Burlington Resources retains in the Trust Agreement the right to repurchase all (but not less than all) outstanding Units at any time at which 15 percent or less of the outstanding Units is owned by persons or entities other than Burlington Resources and its affiliates. Any such repurchase would generally be at a price equal to the greater of (i) the highest price at which Burlington Resources or any of its affiliates acquired Units during the 90 days immediately preceding the Determination Date and (ii) the average closing price of Units on the New York Stock Exchange for the 30 trading days immediately preceding the Determination Date. Any such repurchase would be conducted in accordance with applicable Federal and state securities laws. See "Item 1 -- Description of Units -- Conditional Right of Repurchase."

POTENTIAL CONFLICTS OF INTEREST

     The interests of Burlington Resources and its subsidiaries and the interests of the Trust and the Unitholders with respect to the Underlying Properties could at times be different. As an interest owner in the Underlying Properties, BROG could have interests that conflict with the interests of the Trust and Unitholders. For example, such conflicts could be due to a number of factors including, but not limited to, future budgetary considerations and the absence of any contractual obligation on the part of BROG to spend for development of the Underlying Properties, except as noted herein. Such decisions may have the effect of changing the amount or timing of future distributions to Unitholders. BROG's interest may also conflict with those of the Trust and Unitholders in situations involving the sale or abandonment of Underlying Properties.

BROG has the right at any time, pursuant to the terms of the Conveyance, to sell any of its interest in the Underlying Properties subject to the Royalty Interests. Such sales may not be in the best interest of the Trust. Except for amendments to the Gas Purchase Contract, the Gas Gathering Contract or the Conveyance which must be approved by the vote of the holders of a majority of all Units then outstanding if such amendment would materially adversely affect Trust revenues, no mechanism or procedure has been included to resolve potential conflicts of interest between the Trust and Burlington Resources, BROG, BRTI or BRGI. To the extent that any matters are brought to a vote of Unitholders where the interests of Burlington Resources conflict, or potentially conflict, with the interests of the Trust or Unitholders, Burlington Resources can be expected to vote in its own self interest. See "Item 2 -- The Royalty Interests -- Sale and Abandonment of Underlying Properties," "-- Gas Purchase Contract" and
"-- Gas Gathering Contract."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

     1. Financial Statements (included in Item 8. of this report)

                                                              PAGE IN THIS
                                                                 REPORT
                                                              ------------
Independent Auditors' Report................................        37
Statements of Assets, Liabilities and Trust Corpus as of
  December 31, 1997 and 1996................................        38
Statements of Distributable Income for the years ended
  December 31, 1997, 1996 and 1995..........................        38
Statements of Changes in Trust Corpus for the years ended
  December 31, 1997, 1996 and 1995..........................        38
Notes to Financial Statements...............................     39-45

     2. Financial Statement Schedules

     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

     3. Exhibits

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          3.1            -- Certificate of Trust of Burlington Resources Coal Seam
                            Gas Royalty Trust (filed as Exhibit 3.1 to the
                            Registrant's Form 10-K for the year ended December 31,
                            1993 and incorporated herein by reference).
          3.2            -- Certificate of Amendment to the Certificate of Trust of
                            Burlington Resources Coal Seam Gas Royalty Trust (filed
                            as Exhibit 3.2 to the Registrant's Form 10-K for the year
                            ended December 31, 1993 and incorporated herein by
                            reference).
          4.1            -- Trust Agreement of Burlington Resources Coal Seam Gas
                            Royalty Trust effective as of May 1, 1993, by and among
                            Meridian Oil Production Inc., Burlington Resources Inc.
                            and Mellon Bank (DE) National Association and NationsBank
                            of Texas, N.A., as trustees (filed as Exhibit 4.1 to the
                            Registrant's Form 10-Q for the quarter ended June 30,
                            1993 and incorporated herein by reference).
         10.1            -- Net Profits Interest Conveyance effective as of May 1,
                            1993, from Meridian Oil Production Inc. to Burlington
                            Resources Coal Seam Gas Royalty Trust (filed as Exhibit
                            10.1 to the Registrant's Form 10-Q for the quarter ended
                            June 30, 1993 and incorporated herein by reference).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.2            -- Administrative Services Agreement effective May 1, 1993, by and between Burlington Resources Inc. and Burlington
                            Resources Coal Seam Gas Royalty Trust (filed as Exhibit
                            10.2 to the Registrant's Form 10-Q for the quarter ended
                            June 30, 1993 and incorporated herein by reference).
         10.3            -- Gas Purchase Contract dated as of May 1, 1993, by and
                            between Meridian Oil Production Inc. and Meridian Oil
                            Trading Inc. (filed as Exhibit 10.3 to the Registrant's
                            Form 10-Q for the quarter ended June 30, 1993 and
                            incorporated herein by reference).
         10.4            -- Gas Gathering, Dehydrating and Treating Agreement dated as of May 3, 1990 between Meridian Oil Gathering Inc. and
                            Meridian Oil Trading Inc., as amended (filed as Exhibit
                            10.4 to the Registrant's Form 10-Q for the quarter ended
                            June 30, 1993 and incorporated herein by reference).
         23.1            -- Consent of Netherland, Sewell & Associates, Inc.
         27.1            -- Financial Data Schedule.
         99.1            -- The information under the section captioned "Tax
                            Considerations" on pages 26-27, the information under the
                            section captioned "Federal Income Tax Consequences" on
                            pages 57-64, the information under the section captioned
                            "ERISA Considerations" on pages 64-65, and Exhibit A of
                            the Prospectus dated June 10, 1993, which constitutes a
                            part of the Registration Statement on Form S-3 of
                            Burlington Resources Inc. (Registration No. 33-61164) is
                            incorporated herein by reference to such Registration
                            Statement.
         99.2            -- Reserve Report, dated March 25, 1994, on the estimated
                            reserves, estimated future net revenues and discounted
                            estimated future net revenues attributable to the Royalty
                            Interests and BROG's interest in the Underlying
                            Properties as of December 31, 1993, prepared by
                            Netherland, Sewell & Associates, Inc., independent
                            petroleum engineers (filed as Exhibit 99.2 to the
                            Registrant's Form 10-K for the year ended December 31,
                            1993 and incorporated herein by reference).
         99.3            -- Reserve Report, dated March 15, 1995, on the estimated
                            reserves, estimated future net revenues and discounted
                            estimated future net revenues attributable to the Royalty
                            Interests and BROG's interest in the Underlying
                            Properties as of December 31, 1994, prepared by
                            Netherland, Sewell & Associates, Inc., independent
                            petroleum engineers (filed as Exhibit 99.3 to the
                            Registrant's Form 10-K for the year ended December 31,
                            1994 and incorporated herein by reference).
         99.4            -- Report, dated March 16, 1995, on the estimated Section 29 tax credits attributable to the Royalty Interests as of
                            December 31, 1994, prepared by Netherland, Sewell &
                            Associates, Inc., independent petroleum engineers (filed
                            as Exhibit 99.4 to the Registrant's Form 10-K for the
                            year ended December 31, 1994 and incorporated herein by
                            reference).
         99.5            -- Reserve Report, dated March 18, 1996, on the estimated
                            reserves, estimated future net revenues and discounted
                            estimated future net revenues attributable to the Royalty
                            Interests and BROG's interest in the Underlying
                            Properties as of December 31, 1995, prepared by
                            Netherland, Sewell & Associates, Inc., independent
                            petroleum engineers (filed as Exhibit 99.5 to the
                            Registrant's Form 10-K for the year ended December 31,
                            1995 and incorporated herein by reference).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         99.6            -- Report, dated March 19, 1996, on the estimated Section 29 tax credits attributable to the Royalty Interests as of
                            December 31, 1995, prepared by Netherland, Sewell &
                            Associates, Inc., independent petroleum engineers (filed
                            as Exhibit 99.6 to the Registrant's Form 10-K for the
                            year ended December 31, 1995 and incorporated herein by
                            reference).
         99.7            -- Reserve Report, dated March 20, 1997, on the estimated
                            reserves, estimated future net revenues and discounted
                            estimated future net revenues attributable to the Royalty
                            Interests and BROG's interest in the Underlying
                            Properties as of December 31, 1996, prepared by
                            Netherland, Sewell & Associates, Inc., independent
                            petroleum engineers (filed as Exhibit 99.7 to the
                            Registrant's Form 10-K for the year ended December 31,
                            1996 and incorporated herein by reference).
         99.8            -- Report, dated March 21, 1997, on the estimated Section 29 tax credits attributable to the Royalty Interests as of
                            December 31, 1996, prepared by Netherland, Sewell &
                            Associates, Inc., independent petroleum engineers (filed
                            as Exhibit 99.8 to the Registrant's Form 10-K for the
                            year ended December 31, 1996 and incorporated herein by
                            reference).
         99.9            -- Reserve Report, dated March 25, 1998, on the estimated
                            reserves, estimated future net revenues and discounted
                            estimated future net revenues attributable to the Royalty
                            Interests and BROG's interest in the Underlying
                            Properties as of December 31, 1997, prepared by
                            Netherland, Sewell & Associates, Inc., independent
                            petroleum engineers.
         99.10           -- Report, dated March 26, 1998, on the estimated Section 29 tax credits attributable to the Royalty Interests as of
                            December 31, 1997, prepared by Netherland, Sewell &
                            Associates, Inc., independent petroleum engineers.

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

                                            BURLINGTON RESOURCES COAL
                                            SEAM GAS ROYALTY TRUST

                                            By: NATIONSBANK OF TEXAS, N.A.,
                                            Trustee

                                            By:      /s/ RON E. HOOPER
                                              ----------------------------------
                                                        Ron E. Hooper
                                               Vice President and Administrator

Date: March 27, 1998

            (The Registrant has no directors or executive officers.)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          3.1            -- Certificate of Trust of Burlington Resources Coal Seam
                            Gas Royalty Trust (filed as Exhibit 3.1 to the
                            Registrant's Form 10-K for the year ended December 31,
                            1993 and incorporated herein by reference).
          3.2            -- Certificate of Amendment to the Certificate of Trust of
                            Burlington Resources Coal Seam Gas Royalty Trust (filed
                            as Exhibit 3.2 to the Registrant's Form 10-K for the year
                            ended December 31, 1993 and incorporated herein by
                            reference).
          4.1            -- Trust Agreement of Burlington Resources Coal Seam Gas
                            Royalty Trust effective as of May 1, 1993, by and among
                            Meridian Oil Production Inc., Burlington Resources Inc.
                            and Mellon Bank (DE) National Association and NationsBank
                            of Texas, N.A., as trustees (filed as Exhibit 4.1 to the
                            Registrant's Form 10-Q for the quarter ended June 30,
                            1993 and incorporated herein by reference).
         10.1            -- Net Profits Interest Conveyance effective as of May 1,
                            1993, from Meridian Oil Production Inc. to Burlington
                            Resources Coal Seam Gas Royalty Trust (filed as Exhibit
                            10.1 to the Registrant's Form 10-Q for the quarter ended
                            June 30, 1993 and incorporated herein by reference).
         10.2            -- Administrative Services Agreement effective May 1, 1993, by and between Burlington Resources Inc. and Burlington
                            Resources Coal Seam Gas Royalty Trust (filed as Exhibit
                            10.2 to the Registrant's Form 10-Q for the quarter ended
                            June 30, 1993 and incorporated herein by reference).
         10.3            -- Gas Purchase Contract dated as of May 1, 1993, by and
                            between Meridian Oil Production Inc. and Meridian Oil
                            Trading Inc. (filed as Exhibit 10.3 to the Registrant's
                            Form 10-Q for the quarter ended June 30, 1993 and
                            incorporated herein by reference).
         10.4            -- Gas Gathering, Dehydrating and Treating Agreement dated as of May 3, 1990 between Meridian Oil Gathering Inc. and
                            Meridian Oil Trading Inc., as amended (filed as Exhibit
                            10.4 to the Registrant's Form 10-Q for the quarter ended
                            June 30, 1993 and incorporated herein by reference).
         23.1            -- Consent of Netherland, Sewell & Associates, Inc.
         27.1            -- Financial Data Schedule.
         99.1            -- The information under the section captioned "Tax
                            Considerations" on pages 26-27, the information under the
                            section captioned "Federal Income Tax Consequences" on
                            pages 57-64, the information under the section captioned
                            "ERISA Considerations" on pages 64-65, and Exhibit A of
                            the Prospectus dated June 10, 1993, which constitutes a
                            part of the Registration Statement on Form S-3 of
                            Burlington Resources Inc. (Registration No. 33-61164) is
                            incorporated herein by reference to such Registration
                            Statement.
         99.2            -- Reserve Report, dated March 25, 1994, on the estimated
                            reserves, estimated future net revenues and discounted
                            estimated future net revenues attributable to the Royalty
                            Interests and BROG's interest in the Underlying
                            Properties as of December 31, 1993, prepared by
                            Netherland, Sewell & Associates, Inc., independent
                            petroleum engineers (filed as Exhibit 99.2 to the
                            Registrant's Form 10-K for the year ended December 31,
                            1993 and incorporated herein by reference).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         99.3            -- Reserve Report, dated March 15, 1995, on the estimated
                            reserves, estimated future net revenues and discounted
                            estimated future net revenues attributable to the Royalty
                            Interests and BROG's interest in the Underlying
                            Properties as of December 31, 1994, prepared by
                            Netherland, Sewell & Associates, Inc., independent
                            petroleum engineers (filed as Exhibit 99.3 to the
                            Registrant's Form 10-K for the year ended December 31,
                            1994 and incorporated herein by reference).
         99.4            -- Report, dated March 16, 1995, on the estimated Section 29 tax credits attributable to the Royalty Interests as of
                            December 31, 1994, prepared by Netherland, Sewell &
                            Associates, Inc., independent petroleum engineers (filed
                            as Exhibit 99.4 to the Registrant's Form 10-K for the
                            year ended December 31, 1994 and incorporated herein by
                            reference).
         99.5            -- Reserve Report, dated March 18, 1996, on the estimated
                            reserves, estimated future net revenues and discounted
                            estimated future net revenues attributable to the Royalty
                            Interests and BROG's interest in the Underlying
                            Properties as of December 31, 1995, prepared by
                            Netherland, Sewell & Associates, Inc., independent
                            petroleum engineers (filed as Exhibit 99.5 to the
                            Registrant's Form 10-K for the year ended December 31,
                            1995 and incorporated herein by reference).
         99.6            -- Report, dated March 19, 1996, on the estimated Section 29 tax credits attributable to the Royalty Interests as of
                            December 31, 1995, prepared by Netherland, Sewell &
                            Associates, Inc., independent petroleum engineers (filed
                            as Exhibit 99.6 to the Registrant's Form 10-K for the
                            year ended December 31, 1995 and incorporated herein by
                            reference).
         99.7            -- Reserve Report, dated March 20, 1997, on the estimated
                            reserves, estimated future net revenues and discounted
                            estimated future net revenues attributable to the Royalty
                            Interests and BROG's interest in the Underlying
                            Properties as of December 31, 1996, prepared by
                            Netherland, Sewell & Associates, Inc., independent
                            petroleum engineers (filed as Exhibit 99.7 to the
                            Registrant's Form 10-K for the year ended December 31,
                            1996 and incorporated herein by reference).
         99.8            -- Report, dated March 21, 1997, on the estimated Section 29 tax credits attributable to the Royalty Interests as of
                            December 31, 1996, prepared by Netherland, Sewell &
                            Associates, Inc., independent petroleum engineers (filed
                            as Exhibit 99.8 to the Registrant's Form 10-K for the
                            year ended December 31, 1996 and incorporated herein by
                            reference).
         99.9            -- Reserve Report, dated March 25, 1998, on the estimated
                            reserves, estimated future net revenues and discounted
                            estimated future net revenues attributable to the Royalty
                            Interests and BROG's interest in the Underlying
                            Properties as of December 31, 1997, prepared by
                            Netherland, Sewell & Associates, Inc., independent
                            petroleum engineers.
         99.10           -- Report, dated March 26, 1998, on the estimated Section 29 tax credits attributable to the Royalty Interests as of
                            December 31, 1997, prepared by Netherland, Sewell &
                            Associates, Inc., independent petroleum engineers.