Form 10-Q
period 1998-03-31
BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST
filed 1998-05-13
CIK 906547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1998

                                       or

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

                                 (214) 508-2400
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         Number of units of beneficial interest outstanding at May 1, 1998:
8,800,000

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

         The condensed financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Burlington Resources Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited, except for balances as of December 31, 1997, and therefore are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997. The December 31, 1997 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments consisting of normal recurring adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1998, the distributable income and the changes in trust corpus for the three month periods ended March 31, 1998 and 1997, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

         The condensed financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997, included herein, have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                         Independent Accountants' Report


NationsBank of Texas, N.A.,
as Trustee of Burlington Resources
Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Burlington Resources Coal Seam Gas Royalty Trust as of March 31, 1998, and the related condensed statements of distributable income and changes in trust corpus for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of Burlington Resources Coal Seam Gas Royalty Trust as of December 31, 1997, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein); and in our report dated March 27, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1997, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Deloitte & Touche LLP
    Dallas, Texas


May 11, 1998

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS



                                                March 31,
                                                   1998       December 31,
                                               (unaudited)        1997
                                               -----------     -----------
ASSETS

Cash and cash equivalents                      $    45,213     $    50,819
Royalty interests in gas
         properties (less accumulated
         amortization of $91,329,036
         at March 31, 1998 and $86,861,742
         at December 31, 1997)                  89,070,964      93,538,258
                                               -----------     -----------

TOTAL ASSETS                                   $89,116,177     $93,589,077
                                               ===========     ===========



LIABILITIES AND TRUST CORPUS

Trust expenses payable                         $   116,405     $   104,149

Trust corpus -
         8,800,000 units of beneficial
         interest authorized, issued and
         outstanding                            88,999,772      93,484,928
                                               -----------     -----------

TOTAL LIABILITIES
         AND TRUST CORPUS                      $89,116,177     $93,589,077
                                               ===========     ===========




              The accompanying notes are an integral part of these
                        condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                       FOR              FOR
                                    THE THREE        THE THREE
                                   MONTHS ENDED     MONTHS ENDED
                                  MARCH 31, 1998    MARCH 31, 1997
                                  --------------    --------------
Royalty income                      $ 1,424,354      $ 1,471,920
Interest income                           4,448            3,678
                                    -----------      -----------
                                      1,428,802        1,475,598

General and administrative
         expenses                      (186,193)        (196,286)
                                    -----------      -----------
Distributable income                $ 1,242,609      $ 1,279,312
                                    ===========      ===========

Distributable income per
         unit (8,800,000 units)     $       .14      $       .15
                                    ===========      ===========




              The accompanying notes are an integral part of these
                        condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)




                                     FOR                FOR
                                  THE THREE          THE THREE
                                MONTHS ENDED        MONTHS ENDED
                               MARCH 31, 1998      MARCH 31, 1997
                               -------------      -------------
Trust corpus, beginning
         of period             $  93,484,928      $ 107,328,165
Amortization of royalty
         interest                 (4,467,294)        (4,115,912)
Distributable income               1,242,609          1,279,312
Distributions to
         unitholders              (1,260,471)        (1,300,654)
                               -------------      -------------
Trust corpus, end
         of period             $  88,999,772      $ 103,190,911
                               =============      =============
Distributions per unit
         (8,800,000 units)     $         .14      $         .15
                               =============      =============



              The accompanying notes are an integral part of these
                        condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       TRUST ORGANIZATION AND PROVISIONS

         Burlington Resources Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Burlington Resources Coal Seam Gas Royalty Trust (the "Trust Agreement") entered into effective as of May 1, 1993 by and among Burlington Resources Oil & Gas Company, a Delaware corporation ("BROG"), as trustor, Burlington Resources Inc., a Delaware corporation ("Burlington Resources"), and NationsBank of Texas, N.A., a national banking association (the "Trustee"), and Mellon Bank (DE) National Association, a national banking association (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions. Effective January 1, 1996, Meridian Oil Production Inc. ("MOPI") was merged with and into Meridian Oil Inc. ("MOI"), a wholly-owned subsidiary of Burlington Resources. Effective July 11, 1996, MOI changed its name to Burlington Resources Oil & Gas Company and Meridian Oil Trading Inc. ("MOTI") and Meridian Oil Gathering Inc. ("MOGI"), both affiliates of MOI, changed their names to Burlington Resources Trading Inc. ("BRTI") and Burlington Resources Gathering Inc. ("BRGI"), respectively. Accordingly, with regard to the period prior to the date of such name changes, references in this Form 10-Q to BROG refer to MOPI, references to BRTI refer to MOTI and references to BRGI refer to MOGI.

         The Trust is a grantor trust formed to acquire and hold certain net profits interests (the "Royalty Interests") in BROG's interest in the Fruitland coal formation underlying the Northeast Blanco Unit in the San Juan Basin of New Mexico (the "Underlying Properties"). The Trust was initially created by the filing of a Certificate of Trust with the Secretary of State of Delaware on May 5, 1993. In accordance with the Trust Agreement, BROG contributed $1,000 as the initial trust corpus of the Trust. On June 17, 1993, the Royalty Interests were conveyed to the Trust by BROG pursuant to the Net Profits Interest Conveyance (the "Conveyance") dated effective as of May 1, 1993, in consideration for all 8,800,000 authorized units of beneficial interest ("Units") in the Trust. BROG transferred its Units by dividend to its parent, Burlington Resources, Inc., which sold such Units to the public at $20.50 per Unit through various underwriters in June 1993 (the "Public Offering") . All of the production attributable to the Underlying Properties is from the Fruitland coal formation and currently constitutes "coal seam" gas that entitles the owners of such production, provided certain requirements are met, to tax credits pursuant to
Section 29 of the Internal Revenue Code of 1986, as amended.

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

2.       BASIS OF ACCOUNTING

         The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:


         o Royalty income and interest income are recorded in the period in which amounts are received by the Trust rather than in the months of production.

         o General and administrative expenses recorded are based on liabilities paid and cash reserves established out of cash received.

         o Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus when revenues are received.

         o Distributions to Unitholders are recorded when declared by the Trustee (see Note 4).

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

         The net amount of royalty interests in gas properties is limited to the sum of the future net cash flows attributable to the Trust's gas reserves using current unescalated product prices plus the estimated future Section 29 credits for federal income tax purposes. If the net cost of royalty interests in gas properties exceeds this amount, an impairment provision will be recorded and charged to the trust corpus.

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

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations

         The Trust makes quarterly cash distributions to holders of units of beneficial interest ("Units") in the Trust ("Unitholders"). The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are certain net profits interests (the "Royalty Interests") in certain proved coal seam gas properties located in the Fruitland coal formation underlying the Northeast Blanco Unit in the San Juan Basin of New Mexico (the "Underlying Properties"). The Royalty Interests owned by the Trust burden the net revenue interest in the Underlying Properties that is owned by Burlington Resources Oil & Gas Company ("BROG") and not the Trust. Effective January 1, 1996, Meridian Oil Production Inc. ("MOPI") was merged with and into Meridian Oil Inc. ("MOI"), a wholly-owned subsidiary of Burlington Resources. Effective July 11, 1996, MOI changed its name to Burlington Resources Oil & Gas Company and Meridian Oil Trading Inc. ("MOTI") and Meridian Oil Gathering Inc. ("MOGI"), both affiliates of MOI, changed their names to Burlington Resources Trading Inc. ("BRTI") and Burlington Resources Gathering Inc. ("BRGI"), respectively. Accordingly, with regard to the period prior to the date of such name changes, references in this Form 10-Q to BROG refer to MOPI, references to BRTI refer to MOTI and references to BRGI refer to MOGI.

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

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Royalty income received by the Trust in a given calendar quarter generally consists of 95% of the NPI Net Proceeds (as defined in Note 1) during the preceding calendar quarter. Royalty income for the first quarter of 1998 amounted to $1,424,354 as compared to $1,471,920 for the same quarter in 1997. Gas production related to the royalty income received by the Trust in the first quarter of 1998 was 2.9 Bcf compared to 2.7 Bcf for the same quarter in 1997. The decrease in revenue to the Trust was the result of slightly lower prices than in the first quarter of 1997. The average net price for gas after consideration of costs in the first quarter of 1998 was $.95/Mcf compared to $.99/Mcf in the first quarter of 1997.

         Costs deducted to determine the net proceeds received include production taxes, which are calculated on gross proceeds, operating costs and certain capital costs. Production tax fluctuations are in correlation to changes in royalty proceeds and operating costs and have remained relatively stable. During the quarter ended March 31, 1998, approximately $561,000 was charged against the gross proceeds of the Trust relating to the expansion of the current gas gathering system. Capital costs of this nature are allowed under the Conveyance Agreement.

         Interest income for the quarter ended March 31, 1998 was $4,448 as compared to $3,678 for the same quarter in 1997. General and administrative expenses are primarily related to administrative services provided to the Trust. The general and administrative expenses during the quarter ended March 31, 1998 amounted to $186,193 compared to $196,286 for the same quarter in 1997.

         Distributable income for the quarter ended March 31, 1998 was $1,242,609 or $.14 per Unit compared to $1,279,312 or $.15 per Unit for the first quarter of 1997. The Trust made a distribution on March 16, 1998 of $.143235 per Unit to Unitholders of record on March 4, 1998.

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

         Royalty income received by the Trust in a given calendar quarter will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the preceding quarter. Accordingly, the royalty income included in distributable income for the quarter ended March 31, 1998 was based on production volumes and natural gas prices for the period October 1 through December 31, 1997 in accordance with the terms of the conveyance of the Royalty Interests to the Trust, as shown in the table below. The production volumes included in the table below are actual net production volumes from BROG's interest in the Underlying Properties, and not for production attributable to the Trust's Royalty Interests.

                                                                    For the                        For the
                                                                 Three Months                   Three Months
                                                                     Ended                          Ended
                                                               December 31, 1997              December 31, 1996
                                                               -----------------              -----------------
Production (Bcf)(1)..................................                3,051                           2.890
Production (Trillion Btu)(2).........................                2,742                           2.571
Average Inside FERC Price
  ($/MMBtu)(3).......................................              $  2.69                          $ 2.51
BROG Average Entitled Price
  Received ($/MMBtu)(4)..............................              $  1.07                          $ 1.11

(1) Billion Cubic Feet of natural gas.
(2) Trillion British Thermal Units.
(3) The posted index price (Inside FERC) of spot gas delivered to pipelines.
(4) Average Inside FERC Price less allowable deductions.

         Production attributable to BROG's interest in the Underlying Properties is generally sold pursuant to a gas purchase contract between BROG and BRTI. The gas purchase contract provides certain protections for BRTI in the form of price credits and for Unitholders when the applicable Blanco Hub Spot Price falls below $1.65 per MMBtu and provides certain benefits for BRTI when the Blanco Hub Spot Price exceeds $2.10 per MMBtu. The gas purchase contract also provides that the price paid for gas by BRTI is reduced by the amount of gathering and/or transportation charges, taxes, treating and processing costs and all other costs payable in connection with such services from the central gathering point to main line delivery paid by BRTI.

         The Blanco Hub Spot Price was below $1.65 per MMBtu for all months during 1996 except August, November and December 1996. The Blanco Hub Spot Price was above $1.65 per MMBtu during 1997 except for March and April of 1997, and was also above such price during the first quarter of 1998. The price remained above $1.65 per MMBtu for April 1998. However, pursuant to the terms of the gas purchase contract, in those months in which such price was below $1.65 per MMBtu, BRTI continued to purchase gas attributable to BROG's interest in the Underlying Properties at the $1.60 per MMBtu minimum purchase price, less deductible costs paid by BRTI, established by the gas purchase contract; and BRTI received a price credit from BROG for each MMBtu of natural gas so purchased by BRTI equal to the difference between the $1.60 per MMBtu purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). With the Blanco Hub Spot Price above $1.65 per MMBtu during October, November and December 1997, royalty income otherwise receivable by the Trust during first quarter of 1998 was reduced due to partial recoupment of the aggregate price credits. Approximately $1.3 million of price credits were recouped by BRTI due to the higher Blanco Hub Spot Prices in October, November and December of 1997. BRTI estimates that as of March 31, 1998, BRTI had aggregate price credits of approximately $5 million of which the Trust's 95 percent interest was approximately $4.7 million.

         The entitlement of BRTI to recoup the price credits means that if and when the applicable Blanco Hub Spot Price is above $1.65 per MMBtu, future royalty income paid to the Trust will be reduced until such time as all accrued and unrecouped price credits have been recovered by BRTI. As was the case in the first quarter of 1998, reduced royalty income correspondingly reduces cash distributions to Unitholders.

         The information in this Form 10-Q concerning production and prices relating to BROG's interest in the Underlying Properties is based on information prepared and furnished by BROG to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.

Year 2000
---------

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

Forward-Looking Statements
--------------------------

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


Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

Inapplicable


                           PART II - OTHER INFORMATION

Item 5.           Other Matters

         On January 20, 1998, those certain parties listed in the Security Ownership of Certain Beneficial Owners table (the "Ownership Table") set forth in Item 12 of the Trust's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K")(such parties, collectively, "San Juan") filed a Schedule 14D-1 with the Securities and Exchange Commission (the "Commission") in connection with a tender offer to purchase exactly (and not less than) 5,446,860 Units. The tender offer expired pursuant to its terms on February 17, 1998.

         According to Schedule 13D filings made by San Juan with the Commission, following the expiration of its tender offer, San Juan has acquired through a series of open market transactions additional Units resulting in total holdings as of May 7, 1998, of 4,780,140 Units, representing approximately 54.32% of all outstanding Units. According to the Offer to Purchase filed by San Juan as an exhibit to its Schedule 14D-1, the purpose of San Juan's tender offer was to acquire 67% of the outstanding Units so that it could affect a vote to terminate the Trust, causing a liquidation of the Trust's assets and a resulting distribution to Unitholders. Unitholders are advised to consult the 1997 Form 10-K, particularly "Item 1--Description of the Trust--Termination and Liquidation" for additional information in this regard.


Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibit No.                                 Description

                       27                            Financial Data Schedule

         (b)      Reports on Form 8-K.

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


                                         BURLINGTON RESOURCES COAL SEAM GAS
                                         ROYALTY TRUST

                                         By: NATIONSBANK OF TEXAS, N.A., Trustee



                                         By: /s/ Ron Hooper
                                            ------------------------------------
                                            Ron Hooper
                                            Vice President


Date:    May 12, 1998

               (The Trust has no directors or executive officers.)

                              INDEX TO EXHIBITS



         Exhibit No.                     Description
         -----------                     -----------
            27                           Financial Data Schedule