Form 10-Q
period 1998-06-30
BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST
filed 1998-08-12
CIK 906547

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1998

                                       or

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

                               NationsBank, N.A.
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

       Number of units of beneficial interest outstanding at August 1, 1998:
8,800,000

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

       The condensed financial statements included herein have been prepared by NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), as Trustee (the "Trustee") of Burlington Resources Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited, except for balances as of December 31, 1997, and therefore are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997. The December 31, 1997 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1998, the distributable income for the three month and six month periods ended June 30, 1998 and 1997 and the changes in trust corpus for the six month periods ended June 30, 1998 and 1997, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The condensed financial statements as of June 30, 1998 and for the three month and six month periods ended June 30, 1998 and 1997, included herein, have been reviewed by Deloitte & Touche LLP, independent public accountants, as stated in their report appearing herein.

                        Independent Accountants' Report


NationsBank, N.A.,
 as Trustee of Burlington Resources
 Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Burlington Resources Coal Seam Gas Royalty Trust as of June 30, 1998, and the related condensed statements of distributable income for the three month and six month periods ended June 30, 1998 and 1997 and changes in trust corpus for the six month periods ended June 30, 1998 and 1997. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP
    Dallas, Texas


August 10, 1998

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS



                                                     June 30,        December 31,
                                                      1998              1997
                                                   -----------       -----------
                                                   (unaudited)
ASSETS

Cash and cash equivalents                          $    16,654       $    50,819
Royalty interests in gas
       properties (less accumulated
       amortization of $96,090,795
       at June 30, 1998 and $86,861,742
       at December 31, 1997)                        84,309,205        93,538,258
                                                   -----------       -----------

TOTAL ASSETS                                       $84,325,859       $93,589,077
                                                   ===========       ===========



LIABILITIES AND TRUST CORPUS

Trust expenses payable                             $   126,505       $   104,149

Trust corpus -
       8,800,000 units of beneficial
       interest authorized, issued and
       outstanding                                  84,199,354        93,484,928
                                                   -----------       -----------

TOTAL LIABILITIES
       AND TRUST CORPUS                            $84,325,859       $93,589,077
                                                   ===========       ===========



              The accompanying notes are an integral part of these
                        condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                                   FOR                  FOR
                                                THE THREE            THE THREE
                                               MONTHS ENDED         MONTHS ENDED
                                               June 30, 1998       June 30, 1997
                                               -------------       -------------
Royalty income                                  $ 2,028,502         $ 1,618,799
Interest income                                       5,750               3,912
                                                -----------         -----------
                                                  2,034,252           1,622,711

General and administrative
       expenses                                    (222,080)           (222,234)
                                                -----------         -----------
Distributable income                            $ 1,812,172         $ 1,400,477
                                                ===========         ===========

Distributable income per
       unit (8,800,000 units)                   $       .21         $       .16
                                                ===========         ===========


              The accompanying notes are an integral part of these
                        condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)



                                                    FOR                 FOR
                                                  THE SIX             THE SIX
                                                MONTHS ENDED        MONTHS ENDED
                                               June 30, 1998       June 30, 1997
                                               -------------       -------------
Royalty income                                  $ 3,452,856         $ 3,090,719
Interest income                                      10,199               7,589
                                                -----------         -----------
                                                  3,463,055           3,098,308

General and administrative
       expenses                                    (408,273)           (418,520)
                                                -----------         -----------
Distributable income                            $ 3,054,782         $ 2,679,788
                                                ===========         ===========

Distributable income per
       unit (8,800,000 units)                   $       .35         $       .30
                                                ===========         ===========




              The accompanying notes are an integral part of these
                        condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)



                                                   FOR                 FOR
                                                 THE SIX             THE SIX
                                               MONTHS ENDED        MONTHS ENDED
                                              June 30, 1998       June 30, 1997
                                              -------------       -------------
Trust corpus, beginning
       of period                              $  93,484,928       $ 107,328,165
Amortization of royalty
       interest                                  (9,229,053)         (8,030,508)
Distributable income                              3,054,781           2,679,788
Distributions to
       unitholders                               (3,111,302)         (2,715,387)
                                              -------------       -------------
Trust corpus, end
       of period                              $  84,199,354       $  99,262,058
                                              =============       =============
Distributions per unit
       (8,800,000 units)                      $         .35       $         .31
                                              =============       =============



              The accompanying notes are an integral part of these
                         condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.     TRUST ORGANIZATION AND PROVISIONS

       Burlington Resources Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Burlington Resources Coal Seam Gas Royalty Trust (the "Trust Agreement") entered into effective as of May 1, 1993 by and among Burlington Resources Oil & Gas Company, a Delaware corporation ("BROG"), as trustor, Burlington Resources Inc., a Delaware corporation ("Burlington Resources"), and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the "Trustee"), and Mellon Bank (DE) National Association, a national banking association (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions. Effective January 1, 1996, Meridian Oil Production Inc. ("MOPI") was merged with and into Meridian Oil Inc. ("MOI"), a wholly-owned subsidiary of Burlington Resources. Effective July 11, 1996, MOI changed its name to Burlington Resources Oil & Gas Company and Meridian Oil Trading Inc. ("MOTI") and Meridian Oil Gathering Inc. ("MOGI"), both affiliates of MOI, changed their names to Burlington Resources Trading Inc. ("BRTI") and Burlington Resources Gathering Inc. ("BRGI"), respectively. Accordingly, with regard to the period prior to the date of such name changes, references in this Form 10-Q to BROG refer to MOPI, references to BRTI refer to MOTI and references to BRGI refer to MOGI.

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

Three Months and Six Months Ended June 30, 1998 Compared to Three Months and Six Months Ended June 30, 1997

       Royalty income received by the Trust in a given calendar quarter generally consists of 95% of the NPI Net Proceeds (as defined in Note 1) during the preceding calendar quarter. Royalty income for the second quarter of 1998 amounted to $2,028,502 as compared to $1,618,799 for the same quarter in 1997. Gas production related to the royalty income received by the Trust in the second quarter of 1998 was 3.0 Bcf compared to 2.6 Bcf for the same quarter in 1997. The higher gas production in the second quarter of 1998 as compared to the same period in 1997 is the result of improved looped gas gathering systems installed in 1997. The increase in royalty income to the Trust in the second quarter of 1998 as compared to the same period in 1997 reflects the aforementioned increase in production, although such increase was partially offset by deductions for the recoupment of price credits as described herein below. The average net price for gas after consideration of costs in the second quarter of 1998 was $.96/Mcf compared to $1.00/Mcf in the second quarter of 1997. Royalty Income for the six month period ended June 30, 1998 was $3,452,856 compared to $3,090,719 for the same period in 1997. The higher revenue for the six month period ended June 30, 1998 compared to the same period June 30, 1997 is the result of the increased production as discussed above.

       Costs deducted to determine the net proceeds received include production taxes, which are calculated on gross proceeds, operating costs and certain capital costs. Production tax fluctuations are in correlation to changes in royalty proceeds and operating costs and have remained relatively stable. During the quarter ended June 30, 1998, approximately $436,000 was charged against the gross proceeds of the Trust relating to the installation of low pressure separators and the expansion of the current gas gathering system. Capital costs of this nature are allowed under the Conveyance Agreement.

       Interest income for the quarter ended June 30, 1998 was $5,750 as compared to $3,912 for the same quarter in 1997 due to more funds available for investment. Interest income for the six month period ended June 30, 1998 was $10,199 compared to $7,589 for the same period for 1997. General and administrative expenses are primarily related to administrative services provided to the Trust. The general and administrative expenses during the quarter ended June 30, 1998 amounted to $222,080 compared to $222,234 for the same quarter in 1997. The general and administrative expenses for the six month period ended June 30, 1998 were $408,273 compared to $418,520 for the same period for 1997.

       Distributable income for the quarter ended June 30, 1998 was $1,812,173 or $.21 per Unit compared to $1,400,477 or $.16 per Unit for the second quarter of 1997. The Trust made a distribution on June 12, 1998 of $.210321 per Unit to Unitholders of record on June 2, 1998. Distributable Income for the six month period ended June 30, 1998 was $3,054,782 compared to $2,679,788 for the same period in 1997.

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

       Royalty income received by the Trust in a given calendar quarter will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the preceding quarter. Accordingly, the royalty income included in distributable income for the quarter ended June 30, 1998 was based on production volumes and natural gas prices for the period January 1, 1998 through March 31, 1998 in accordance with the terms of the conveyance of the Royalty Interests to the Trust, as shown in the table below. The production volumes included in the table below are actual net production volumes from BROG's interest in the Underlying Properties, and not for production attributable to the Trust's Royalty Interests.

                                                    For the            For the
                                                  Three Months      Three Months
                                                      Ended             Ended
                                                  March 31, 1998   March 31, 1997
                                                  --------------   --------------
Production (Bcf)(1).............................        3.197            2.749
Production (Trillion Btu)(2)....................        2.836            2.477
Average Inside FERC Price
       ($/MMBtu)(3).............................   $     1.95        $    2.71
BROG Average Entitled Price
       Received ($/MMBtu)(4)....................   $     1.08        $    1.09

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

       The Blanco Hub Spot Price was above $1.65 per MMBtu during 1997 except for March and April of 1997, and was also above such price throughout the first and second quarters of 1998. The price remained above $1.65 per MMBtu for July 1998. Historically, the Blanco Hub Spot Price has periodically been below $1.65 per MMBtu, however, pursuant to the terms of the gas purchase contract, in those months in which such price was below $1.65 per MMBtu, BRTI continued to purchase gas attributable to BROG's interest in the Underlying Properties at the $1.60 per MMBtu minimum purchase price, less deductible costs paid by BRTI, established by the gas purchase contract; and BRTI received a price credit from BROG for each MMBtu of natural gas so purchased by BRTI equal to the difference between the $1.60 per MMBtu purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). With the Blanco Hub Spot Price above $1.65 per MMBtu during January, February and March 1998, royalty income otherwise receivable by the Trust during second quarter of 1998 was reduced due to partial recoupment of the aggregate price credits. Approximately $611,000 of price credits were recouped by BRTI due to the higher Blanco Hub Spot Prices in January, February and March of 1998. BRTI estimates that as of June 30, 1998, BRTI had aggregate price credits of approximately $4.3 million of which the Trust's 95 percent interest was approximately $4.1 million.

       The entitlement of BRTI to recoup the price credits means that if and when the applicable Blanco Hub Spot Price is above $1.65 per MMBtu, future royalty income paid to the Trust will be reduced until such time as all accrued and unrecouped price credits have been recovered by BRTI. As was the case in the second quarter of 1998, reduced royalty income correspondingly reduces cash distributions to Unitholders.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

       Not applicable.

                          PART II - OTHER INFORMATION


Item 5.       Other Information.

Unit Acquisitions by Certain Beneficial Owners

       On January 20, 1998, those certain parties listed in the Security Ownership of Certain Beneficial Owners table (the "Ownership Table") set forth in Item 12 of the Trust's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") (such parties, collectively, "San Juan") filed a Schedule 14D-1 with the Securities and Exchange Commission (the "Commission") in connection with a tender offer to purchase exactly (and not less than) 5,446,860 Units. The tender offer expired pursuant to its terms on February 17, 1998.

       According to Schedule 13D filings made by San Juan with the Commission, following the expiration of its tender offer, San Juan has acquired through a series of open market transactions additional Units resulting in total holdings as of July 10, 1998, of 5,331,468 Units, representing approximately 60.58% of all outstanding Units. According to the Offer to Purchase filed by San Juan as an exhibit to its Schedule 14D-1, the purpose of San Juan's tender offer was to acquire 67% of the outstanding Units so that it could affect a vote to terminate the Trust, causing a liquidation of the Trust's assets and a resulting distribution to Unitholders. Unitholders are advised to consult the 1997 Form 10-K, particularly "Item 1--Description of the Trust--Termination and Liquidation" for additional information in this regard.

Merger of Trustee

       Effective May 6, 1998, NationsBank of Texas, N.A., of Dallas, Texas, merged with NationsBank, N.A., of Charlotte, North Carolina. NationsBank, N.A., as survivor of the merger, has assumed by operation of law all rights, properties and interests of NationsBank of Texas, N.A., including all rights and interests as trustee, executor or administrator or in other fiduciary capacities, in the same manner and to the same extent as such rights, properties and interests were held by NationsBank of Texas, N.A. at the time of the merger. In accordance with applicable law and the provisions of the Trust Agreement, NationsBank, N.A., as successor to NationsBank of Texas, N.A., now serves as Trustee of the Trust. NationsBank, N.A. is performing such functions through its Dallas, Texas, branch office, which is the former principal office of NationsBank of Texas, N.A.

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


                                   BURLINGTON RESOURCES COAL SEAM GAS
                                   ROYALTY TRUST

                                   By: NationsBank, N.A., Trustee



                                   By: /s/ Ron Hooper
                                       -----------------------------------------
                                       Ron Hooper
                                       Vice President

Date:  August 12, 1998


               (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 27                 Financial Data Schedule