Form 10-Q
period 1998-09-30
BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST
filed 1998-11-16
CIK 906547

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1998

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from _____ to _____

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

            Number of units of beneficial interest outstanding at October 23, 1998: 8,800,000

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements.

            The condensed financial statements included herein have been prepared by NationsBank, N.A., as successor to NationsBank of Texas, N.A., as Trustee (the "Trustee") of Burlington Resources Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements of the Trust presented herein are unaudited, except for balances as of December 31, 1997, and therefore are subject to year-end adjustments. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997. The December 31, 1997 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1998, the distributable income for the three month and nine month periods ended September 30, 1998 and 1997 and the changes in trust corpus for the nine month periods ended September 30, 1998 and 1997, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

            The condensed financial statements as of September 30, 1998 and for the three month and nine month periods ended September 30, 1998 and 1997, included herein, have been reviewed by Deloitte & Touche LLP, independent certified public accountants, as stated in their report appearing herein.

                         Independent Accountants' Report


NationsBank, N.A.,
 as Trustee of Burlington Resources
 Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Burlington Resources Coal Seam Gas Royalty Trust as of September 30, 1998, and the related condensed statements of distributable income for the three month and nine month periods ended September 30, 1998 and 1997 and changes in trust corpus for the nine month periods ended September 30, 1998 and 1997. These condensed financial statements are the responsibility of the Trustee.

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

/s/ Deloitte & Touche LLP
    Dallas, Texas

November 6, 1998

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS



                                                      September 30,   December 31,
                                                         1998            1997
                                                      -----------     -----------
                                                      (unaudited)
ASSETS

Cash and cash equivalents                             $    55,626     $    50,819
Royalty interests in gas
            properties (less accumulated
            amortization of $100,947,315
            at September 30, 1998 and $86,861,742
            at December 31, 1997)                      79,452,685      93,538,258
                                                      -----------     -----------

TOTAL ASSETS                                          $79,508,311     $93,589,077
                                                      ===========     ===========



LIABILITIES AND TRUST CORPUS

Trust expenses payable                                $   106,352     $   104,149

Trust corpus -
            8,800,000 units of beneficial
            interest authorized, issued and
            outstanding                                79,401,959      93,484,928
                                                      -----------     -----------

TOTAL LIABILITIES
            AND TRUST CORPUS                          $79,508,311     $93,589,077
                                                      ===========     ===========




              The accompanying notes are an integral part of these
                         condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)



                                          FOR                 FOR
                                       THE THREE           THE THREE
                                      MONTHS ENDED       MONTHS ENDED
                                   September 30, 1998  September 30, 1997
                                   ------------------  ------------------
Royalty income                         $  2,026,429      $  1,987,036
Interest income                               5,488             5,237
                                       ------------      ------------
                                          2,031,917         1,992,273


General and administrative
            expenses                       (122,856)         (120,391)
                                       ------------      ------------
Distributable income                   $  1,909,061      $  1,871,882
                                       ============      ============

Distributable income per
            unit (8,800,000 units)     $        .22      $        .21
                                       ============      ============


              The accompanying notes are an integral part of these
                         condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)



                                            FOR                   FOR
                                          THE NINE              THE NINE
                                        MONTHS ENDED          MONTHS ENDED
                                      September 30, 1998   September 30, 1997
                                      ------------------   ------------------
Royalty income                         $     5,479,285      $     5,077,755
Interest income                                 15,686               12,826
                                       ---------------      ---------------
                                             5,494,971            5,090,581

General and administrative
            expenses                          (531,129)            (538,911)
                                       ---------------      ---------------
Distributable income                   $     4,963,842      $     4,551,670
                                       ===============      ===============

Distributable income per
            unit (8,800,000 units)     $           .56      $           .52
                                       ===============      ===============





              The accompanying notes are an integral part of these
                         condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)



                                        FOR                  FOR
                                      THE NINE             THE NINE
                                    MONTHS ENDED         MONTHS ENDED
                                 September 30, 1998   September 30, 1997
                                  ---------------      ---------------
Trust corpus, beginning
     of period                    $    93,484,928      $   107,328,165
Amortization of royalty
     interest                         (14,085,573)         (11,737,658)
Distributable income                    4,963,842            4,551,670
Distributions to
     unitholders                       (4,961,238)          (4,527,269)
                                  ---------------      ---------------
Trust corpus, end
     of period                    $    79,401,959      $    95,614,908
                                  ===============      ===============
Distributions per unit
     (8,800,000 units)            $           .56      $           .51
                                  ===============      ===============





              The accompanying notes are an integral part of these
                         condensed financial statements.

BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       TRUST ORGANIZATION AND PROVISIONS

         Burlington Resources Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Burlington Resources Coal Seam Gas Royalty Trust (the "Trust Agreement") entered into effective as of May 1, 1993 by and among Burlington Resources Oil & Gas Company, a Delaware corporation ("BROG"), as trustor, Burlington Resources Inc., a Delaware corporation ("Burlington Resources"), and NationsBank, N.A., a national banking association (the "Trustee"), and Mellon Bank (DE) National Association, a national banking association (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions. Effective January 1, 1996, Meridian Oil Production Inc. ("MOPI") was merged with and into Meridian Oil Inc. ("MOI"), a wholly-owned subsidiary of Burlington Resources. Effective July 11, 1996, MOI changed its name to Burlington Resources Oil & Gas Company and Meridian Oil Trading Inc. ("MOTI") and Meridian Oil Gathering Inc. ("MOGI"), both affiliates of MOI, changed their names to Burlington Resources Trading Inc. ("BRTI") and Burlington Resources Gathering Inc. ("BRGI"), respectively. Accordingly, with regard to the period prior to the date of such name changes, references in this Form 10-Q to BROG refer to MOPI, references to BRTI refer to MOTI and references to BRGI refer to MOGI.

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

         As reported in the Trust's Current Report on Form 8-K filed September 25, 1998 (the "Form 8-K") with the Securities and Exchange Commission ("SEC"), on September 17, 1998, San Juan Partners L.L.C. and certain affiliated parties including EnCap Energy Capital Fund III, L.P., EnCap Energy Capital Fund III-B, Inc., ECIC Corporation, EnCap Energy Partners, L.P., First Union Investors, Inc., Andover Group, Inc., Charles T. McCord III, O'Sullivan Oil & Gas Company, Inc., Christopher P. Scully, Scott W. Smith Funding, L.L.C., and John V. Whiting (collectively, "San Juan"), filed an Amendment No. 22 (the "San Juan Amendment") to the Schedule 13D filed by San Juan with the SEC on January 20, 1998 with respect to San Juan's ownership of Units.

         As stated in the San Juan Amendment, San Juan's purpose in acquiring its Units is to pursue the termination of the Trust, resulting in a liquidation of the Trust's assets and a distribution of available proceeds therefrom to the holders of Units ("Unitholders"). Because termination of the Trust requires the affirmative vote in favor of termination by the holders of at least 66 2/3% of the outstanding Units, San Juan indicated in the San Juan Amendment that it might seek to obtain the requisite vote by (i) acquiring additional Units or
(ii) seeking consents from a limited number of other Unitholders, such that San Juan will own or have the right to vote at least 66 2/3% of the outstanding Units. Since the date of the Amendment, San Juan has acquired through a series of open market transactions additional Units resulting in aggregate holdings, as disclosed in an Amendment No. 25 to San Juan's 13D filed by San Juan with the SEC on October 6, 1998, of 5,867,968 Units, constituting approximately 66.68% of the total number of Units issued and outstanding as of such date.

         As described in the San Juan Amendment, pursuant to the terms of the Trust Agreement, filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and described in the Form 10-K under "Item 1 - Description of the Trust Termination and Liquidation," the Trust may terminate prior to January 1, 2003, only upon the affirmative vote in favor of termination of the trust by the holders of at least 66 2/3% of the outstanding Units. Pursuant to the Trust Agreement, a meeting of the Unitholders may be called by the holders of at least 10% of the then outstanding Units. The Trust is required to provide

Unitholders written notice of any such meeting no less than 20 nor more than 60 days in advance thereof. At such meeting, if the holders of at least 66 2/3% of the Units vote in favor of terminating the Trust, the Trustee will commence the liquidation process, and the Trust will continue until all of the assets of the Trust are liquidated and the Trust's affairs are wound up.

         On October 29, 1998, the Trustee received written notice from San Juan that San Juan was taking action to call a meeting of Unitholders for the purpose of voting on a proposal by San Juan to terminate the Trust and certain related matters. According to the San Juan Amendment, San Juan intends to vote any and all Units it owns or over which it has voting control in favor of termination of the Trust at such meeting. Assuming San Juan does in fact so vote such Units, the termination and wind up of the Trust pursuant to the terms and provisions of the Trust Agreement will occur.

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

         The net amount of royalty interests in gas properties is limited to the sum of the future net cash flows attributable to the Trust's gas reserves at year end using unescalated product prices plus the estimated future Section 29 credits for federal income tax purposes. If the net cost of royalty interests in gas properties exceed the aggregate of these amounts, an impairment provision is recorded and charged to the trust corpus.

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

         Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, qualifies for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on the Unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. The Trustee is provided Section 29 tax credit information related to Trust Properties by BROG. In 1997, the Tax Court upheld the IRS position that nonconventional fuel such as coal seam gas does not qualify for the Section 29 credit unless the producer received a formal certification from the Federal Energy Regulatory Commission (FERC). The FERC's certification authority expired effective January 1, 1993. Many producers believe that wells meeting the certification requirements are eligible for the Section 29 credit regardless of FERC certification. However, this position is not in accordance with the IRS position or the decision of the Tax Court. The court decision is on appeal and it is not possible to predict the likely outcome. In the event the appeal is not successful, the ability of the Trust to realize the carrying value of its reserves and the ability of the Unitholders to utilize allocated Section 29 credits could be in question with respect to any uncertificated wells. However, the Trustee has been advised by BROG that certification of the wells producing from the Underlying Properties has been received. Each Unitholder should consult his tax advisor regarding Trust tax compliance matters.

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

         The Royalty Interests may be sold under certain circumstances and will be sold following termination of the Trust. A special distribution will be made of undistributed net sales proceeds and other amounts received by the Trust aggregating in excess of $10,000,000 (a "Special Distribution Amount"). The record date for a Special Distribution Amount will be the 15th day following receipt of amounts aggregating a Special Distribution Amount by the Trust (unless such day is not a business day in which case the record date will be the next business day thereafter) unless such day is within 10 days prior to the record date for a Quarterly Distribution Amount in which case the record date will be the date as is established for the next Quarterly Distribution Amount. Distribution to Unitholders of a Special Distribution Amount will be made no later than 15 days after the Special Distribution Amount record date. (See Note 1 regarding the discussion of the proposed liquidation of the Trust.)

5.       CONTINGENCIES

         Production attributable to BROG's interest in the Underlying Properties is generally sold pursuant to a gas purchase contract between BROG and BRTI. The gas purchase contract provides certain protections for BRTI in the form of price credits and for Unitholders when the applicable Blanco Hub Spot Price falls below $1.65 per MMBtu and provides certain benefits for BRIT when the Blanco Hub Spot Price exceeds $2.10 per MMBtu. The gas purchase contract also provides that the price paid for gas by BRTI is reduced by the amount of gathering and/or transportation charges, taxes, treating and processing costs and all other costs payable in connection with such services from the central gathering point to main line delivery paid by BRTI.

         The Blanco Hub Spot Price was above $1.65 per MMBtu during 1997 except for March and April of 1997, and was also above such price throughout the first, second and third quarters of 1998 except for the month of September. The price remained above $1.65 per MMBtu for October 1998. Historically, the Blanco Hub Spot Price has periodically been below $1.65 per MMBtu, however, pursuant to the terms of the gas purchase contract, in those months in which such price was below $1.65 per MMBtu, BRTI continued to purchase gas attributable to BROG's interest in the Underlying Properties at the $1.60 per MMBtu minimum purchase price, less deductible costs paid by BRTI, established by the gas purchase contract; and BRTI received a price credit from BROG for each MMBtu of natural gas so purchased by BRTI equal to the difference between the $1.60 per MMBtu purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). With the Blanco Hub Spot Price above $1.65 per MMBtu during April, May and June 1998, royalty income otherwise receivable by the Trust during the third quarter of 1998 was reduced due to partial recoupment of the aggregate price credits. Approximately $632,000 of price credits were recouped by BRTI due to the higher Blanco Hub Spot Prices in April, May and June of 1998. BRTI estimates that as of

June 30, 1998, BRTI had aggregate price credits of approximately $4.3 million of which the Trust's 95 percent interest was approximately $4.1 million.

         The entitlement of BRTI to recoup the price credits means that if and when the applicable Blanco Hub Spot Price is above $1.65 per MMBtu, future royalty income paid to the Trust will be reduced until such time as all accrued and unrecouped price credits have been recovered by BRTI. As was the case in the third quarter of 1998, reduced royalty income correspondingly reduces cash distributions to Unitholders.

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

Three Months and Nine Months Ended September 30, 1998 Compared to Three Months and Nine Months Ended September 30, 1997

         Royalty income received by the Trust in a given calendar quarter generally consists of 95% of the NPI Net Proceeds (as defined in Note 1) during the preceding calendar quarter. Royalty income for the third quarter of 1998 amounted to $2,026,429 as compared to $1,987,036 for the same quarter in 1997. For the nine months ended September 30, 1998, royalty income received by the Trust amounted to $5,479,285 as compared to $5,077,755 received for the same period in 1997. Gas production related to the royalty income received by the Trust in the third quarter of 1998 was 3.2 Bcf compared to 2.5 Bcf for the same quarter in 1997. The higher gas production in the third quarter of 1998 as compared to the same period in 1997 is largely the result of capital improvements made during 1997 which in turn were slightly offset by the natural decline of production from the coal seam formation. In addition, the increase in royalty income to the Trust in the third quarter of 1998 as compared to the same period in 1997 reflects the aforementioned increase in production and a small increase in the net price received for gas produced. The average net price for gas after consideration of costs in the third quarter of 1998 was $1.08/MMBtu compared to $1.03/MMBtu in the third quarter of 1997.

         Costs deducted to determine the net proceeds received include production taxes, which are calculated on gross proceeds, operating costs and certain capital costs. Production tax fluctuations are in correlation to changes in royalty proceeds and operating costs and have remained relatively stable. During the quarter ended September 30, 1998, approximately $370,000 was charged against the gross proceeds of the Trust relating to the installation of low pressure separators, the recavitation of wells and other improvements. Capital costs of this nature are allowed under the Conveyance Agreement.

         Interest income for the quarter ended September 30, 1998 was $5,488 as compared to $5,237 for the same quarter in 1997. Interest income for the nine months ended September 30, 1998 was $15,686 as compared to $12,826 for the same period for 1997. These increases are due to increased funds available for investment as a result of increased royalty income as discussed above. General and administrative expenses, which did not vary significantly from the periods presented, are primarily related to administrative services provided to the Trust. The general and administrative expenses during the quarter ended September 30, 1998 amounted to $122,856 compared to $120,391 for the same quarter in 1997. General and administrative expenses for the nine month period ended September 30, 1998 were $531,129 as compared to $538,911 for the same period for 1997.

         Distributable income for the quarter ended September 30, 1998 was $1,909,061 or $.22 per Unit compared to $1,871,882 or $.21 per Unit for the third quarter of 1997. Distributable income for the nine month period ended September 30, 1998 was $4,963,842 as compared to $4,551,670 for the same period for 1997. The Trust made a distribution on September 11, 1998 of $.210220 per Unit to Unitholders of record on September 1, 1998.

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

         Royalty income received by the Trust in a given calendar quarter will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the preceding quarter. Accordingly, the royalty income included in distributable income for the quarter ended September 30, 1998 was based on production volumes and natural gas prices for the period April 1, 1998 through June 30, 1998 in accordance with the terms of the conveyance of the Royalty Interests to the Trust, as shown in the table below. The production volumes included in the table below are actual net production volumes from BROG's interest in the Underlying Properties, and not for production attributable to the Trust's Royalty Interests.

                                            For the           For the
                                         Three Months      Three Months
                                             Ended             Ended
                                         June 30, 1998     June 30, 1997
                                         -------------     -------------
Production (Bcf)(1)....................        3.317             2.603
Production (Trillion Btu)(2)...........        2.906             2.344
Average Inside FERC Price
        ($/MMBtu)(3)...................     $   1.94          $   1.82
BROG Average Entitled Price
        Received ($/MMBtu)(4)..........     $   1.08          $   1.14

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

         The Blanco Hub Spot Price was above $1.65 per MMBtu during 1997 except for March and April of 1997, and was also above such price throughout the first, second and third quarters of 1998 except for the month of September. The price remained above $1.65 per MMBtu for October 1998. Historically, the Blanco Hub Spot Price has periodically been below $1.65 per MMBtu, however, pursuant to the terms of the gas purchase contract, in those months in which such price was below $1.65 per MMBtu, BRTI continued to purchase gas attributable to BROG's interest in the Underlying Properties at the $1.60 per MMBtu minimum purchase price, less deductible costs paid by BRTI, established by the gas purchase contract; and BRTI received a price credit from BROG for each MMBtu of natural gas so purchased by BRTI equal to the difference between the $1.60 per MMBtu purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). With the Blanco Hub Spot Price above $1.65 per MMBtu during April, May and June of 1998, royalty income otherwise receivable by the Trust during the third quarter of 1998 was reduced due to partial recoupment of the aggregate price credits. Approximately $632,000 of price credits were recouped by BRTI due to the higher Blanco Hub Spot Prices in April, May and June of 1998. BRTI estimates that as of June 30, 1998,
BRTI had aggregate price credits of approximately $4.3 million of which the Trust's 95 percent interest was approximately $4.1 million.

         The entitlement of BRTI to recoup the price credits means that if and when the applicable Blanco Hub Spot Price is above $1.65 per MMBtu, future royalty income paid to the Trust will be reduced until such time as all accrued and unrecouped price credits have been recovered by BRTI. As was the case in the third quarter of 1998, reduced royalty income correspondingly reduces cash distributions to Unitholders.

         The information in this Form 10-Q concerning production and prices relating to BROG's interest in the Underlying Properties is based on information prepared and furnished by BROG to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.

Year 2000

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization does not successfully address its Year 2000 issues, it may face material adverse consequences. The Trustee has identified the General Ledger/Accounts Payable System as its primary system that is vulnerable to the Year 2000 issue. The Trust selected a system that has been warranted to be Year 2000 compliant and completed the installation of the new system at the beginning of 1998. The cost of the system was approximately $6,000. To date the Trustee has incurred no other costs in connection with its efforts to identify, assess, remediate and test the Trust's systems for Year 2000 compliance.

         The Trustee is in the process of identifying and assessing other information technology ("IT") systems used in connection with the Trust as well as other systems, for Year 2000 compliance. Non-IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to Year 2000 problems. The total cost of the Trustee's Year 2000 efforts is expected to be approximately $10,000 (including the $6,000 referred to above), all of which will be incurred and paid during the last quarter of 1998 and the first quarter of 1999. Of this amount, the Trustee expects to pay $4,000 for identification and assessment of affected systems.

         The Trustee has additionally identified those vendors it believes could have an impact on its day-to-day operations if their operations were interrupted as a result of Year 2000 problems. The Trustee has developed a questionnaire regarding the vendor's Year 2000 status. These vendors, consisting primarily of BROG and NationsBank, N.A., will be contacted before January 1, 1999 to determine their Year 2000 status.

         The Trustee has no reason to believe that its vendors will not be Year 2000 compliant. In the event the Trustee learns that a vendor's system will not be Year 2000 compliant, the Trustee will assess the potential risk and develop contingency plans at that time.

         The Trust is a passive entity with no business operations, and the IT systems employed by the Trustee in connection with its duties on behalf of the Trust are less extensive than the systems employed by many business entities. The Trust has no formal IT budget, and the Trustee does not anticipate making any other significant expenditures relating to the Trustee's IT systems used in connection with Trust during 1998 or 1999. Thus, the expenditures expected to be made in connection with the Year 2000 efforts described above will represent substantially all of the Trustee's IT-related expenditures on behalf of the Trust during 1998 and 1999. These expenses will be expensed within the financial statements of the Trust.

         Because the royalty interests held by the Trust are fixed, the Trustee is dependent upon the third parties (primarily BROG and NationsBank, N.A.) that hold operating interests with respect thereto for the receipt of royalty income. Thus, if any such third party failed to deliver royalty income, the Trustee would have available no alternative source for such income. The Trustee believes that the worst case scenario would be the failure by the Trustee and one or more third parties who pay royalties to the Trust to identify or remediate Year 2000 problems on a timely basis, which could cause the Trustee to be unable to make required distributions to Unitholders. Such inability could result in the incurrence by the Trust of interest charges or other liabilities to Unitholders. The Trustee believes that in the event of a failure of any of its internal systems it would be able to replace such systems in a relatively short period of time, relying on internal resources of NationsBank, N.A., which serves as the Trustee, although there can be no assurance that such replacement would not be costly or that it would be completed without resulting in a significant delay in the distributions to Unitholders. With respect to a failure by a third party to deliver royalty income on a timely basis, the Trustee believes that it would have no control over the efforts of such third party to correct the problems, and significant delays in the receipt of royalty income could result.

         The Trust will utilize both internal and external resources to achieve Year 2000 compliance. The Trustee estimates that its identification and assessment activities are approximately 80% complete. It expects that all of its Year 2000 efforts related to the Trust's internal systems will be completed by the end of the first quarter of 1999. However, there can be no guarantee that the Trustee will be able to identify all potential Year 2000 problems or to fully remediate all Year 2000 problems identified on a timely basis. There also can be no assurance that the systems of third party vendors on which the Trust relies will be timely remediated. The failure by the Trustee or any such third party to fully remediate its Year 2000 problems on a timely basis could have a material adverse affect on the Trustee's ability to account for and make timely distribution of the Trust's distributable income.

         Certain of the statements made above regarding the Trustee's Year 2000 program are forward-looking statements, and there can be no assurance that the Trustee will be able to achieve Year 2000 compliance in the manner and by the dates indicated.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

                           PART II - OTHER INFORMATION

Item 5.  Other Information.

Expected Unitholder Proposal to Terminate the Trust

         As reported in the Trust's Current Report on Form 8-K filed September 25, 1998 (the "Form 8-K") with the Securities and Exchange Commission ("SEC"), on September 17, 1998, San Juan Partners L.L.C. and certain affiliated parties including EnCap Energy Capital Fund III, L.P., EnCap Energy Capital Fund III-B, Inc., ECIC Corporation, EnCap Energy Partners, L.P., First Union Investors, Inc., Andover Group, Inc., Charles T. McCord III, O'Sullivan Oil & Gas Company, Inc., Christopher P. Scully, Scott W. Smith Funding, L.L.C., and John V. Whiting, (collectively "San Juan") filed an Amendment No. 22 (the "San Juan Amendment") to the Schedule 13D filed by San Juan with the SEC on January 20, 1998 with respect to San Juan's ownership of Units.

         As previously reported in the Trust's Annual Report on Form 10-K for the year ending December 31, 1997 (the "Form 10-K") under "Item 12-- Security Ownership of Certain Beneficial Owners and Management" and in the Trust's Quarterly Report on Form 10-Q for the quarter ending March 31, 1998 under "Item 5-- Other Matters", on January 20, 1998, San Juan initiated a tender offer to purchase exactly (and not less than) 5,446,860 of the Units. San Juan failed to receive tender acceptances for the minimum number of Units required by the tender offer, and consequently the tender offer expired according to its terms on February 17, 1998. Following the expiration of the tender offer and through the date of the Amendment, San Juan had acquired through a series of open market and privately negotiated transactions additional Units resulting in aggregate holdings, as disclosed in the San Juan Amendment, as of September 17, 1998, of 5,331,468 Units, constituting approximately 60.58% of the total number of Units issued and outstanding.

         As stated in the San Juan Amendment, San Juan's purpose in acquiring its Units is to pursue the termination of the Trust, resulting in a liquidation of the Trust's assets and a distribution of available proceeds therefrom to the holders of Units ("Unitholders"). Because, as described below, termination of the Trust requires the affirmative vote in favor of termination by the holders of at least 66 2/3% of the outstanding Units, San Juan indicated in the San Juan Amendment that it might seek to obtain the requisite vote by (i) acquiring additional Units or (ii) seeking consents from a limited number of other Unitholders, such that San Juan will own or have the right to vote at least
66 2/3% of the outstanding Units. Since the date of the Amendment, San Juan has acquired through a series of open market transactions additional Units resulting in aggregate holdings, as disclosed in an Amendment No. 25 to San Juan's 13D filed by San Juan with the SEC on October 6, 1998, of 5,867,968 Units, constituting approximately 66.68% of the total number of Units issued and outstanding as of such date.

         As described in the San Juan Amendment, pursuant to the terms of the Trust Agreement, filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and described in the Form 10-K under "Item 1 -- Description of the Trust Termination and Liquidation", the Trust may terminate prior to January 1, 2003, only upon the affirmative vote in favor of termination of the trust by the holders of at least 66 2/3% of the outstanding Units. Pursuant to the Trust Agreement, a meeting of the Unitholders may be called by the holders of at least 10% of the then outstanding Units. The Trust is required to provide Unitholders written notice of any such meeting no less than 20 nor more than 60 days in advance thereof. At such meeting, if the holders of at least 66 2/3% of the Units vote in favor of terminating the Trust, the Trustee will commence the liquidation process, and the Trust will continue until all of the assets of the Trust are liquidated and the Trust's affairs are wound up.

         On October 29, 1998, the Trustee received written notice from San Juan that San Juan was taking action to call a meeting of Unitholders for the purpose of voting on a proposal by San Juan to terminate the Trust and certain related matters. According to the San Juan Amendment, San Juan intends to vote any and all Units it owns or over which it has voting control in favor of termination of the Trust at such meeting. Assuming San Juan does in fact so vote such Units, the termination and wind up of the Trust pursuant to the terms and provisions of the Trust Agreement will occur.

         Also as described in the Form 8-K, the San Juan Amendment states that a letter of intent (the "Letter of Intent") was entered into on September 17, 1998, by and among San Juan and BROG. As described in the Amendment, the Letter of Intent contemplates the entry by San Juan and BROG into a definitive agreement whereby San Juan would purchase from BROG (i) certain interests of BROG in and to the Fruitland coal formation in the Northeast Blanco Hub Unit, including, without limitation, certain interests in leases covering lands burdened by the Trust's Net Profits Interest (as defined in the Form 10-K) to the Trust (the "Trust Interest"), (ii) certain other interests in other leases covering lands in the Northeast Blanco Hub Unit (the "Non-Trust Interest") and
(iii) associated rights and obligations of BROG and its affiliates in the Trust, including all of Burlington Resources duties, obligations and rights under and pursuant to the Trust Agreement. Among the rights under the Trust Agreement which would be assigned to San Juan pursuant to the Letter of Intent are BROG's preferential rights to purchase the remaining Royalty Interests in the event of the termination and liquidation of the Trust, including the right to submit an initial bid on the Trust assets to the Trustee and the right to either match or top the highest bid received for the Trust assets in the liquidation process. These rights are set forth in Sections 9.03(c) and (e) of the Trust Agreement and described in the Form 10-K under "Item 1 -- Description of the Trust Termination and Liquidation."

         According to the San Juan Amendment, the consummation of the transactions contemplated by the Letter of Intent will occur only after the termination of the Trust pursuant to an affirmative vote of Unitholders satisfying the requirements of Sections 9.02 and 9.03 of the Trust Agreement, and is subject to various other conditions.

         As disclosed by an Amendment No. 26 to San Juan's 13D dated October 21, 1998, on such date San Juan and BROG entered into a definitive Purchase and Sale Agreement of substantially the terms and effect as contemplated by the letter of intent.

         In connection with San Juan's proposal to terminate the Trust, the Trust engaged Netherland Sewell & Associates, Inc., independent petroleum engineers, to prepare updated reports on the Trust's estimated reserves and estimated future revenues and on the Trusts estimated Section 29 tax credits attributable to the Royalty Interests. These reports are included as Exhibit
99.1 and Exhibit 99.2, respectively, to this Form 10-Q. The cost of preparing such reports was borne by San Juan and not the Trust.

         Unitholders are advised to consult the Form 8-K and the above referenced filings by San Juan and the exhibits thereto for additional information regarding the foregoing.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit No.               Description

                  23       Consent of Netherland, Sewell & Associates, Inc.

                  27       Financial Data Schedule

                  99.1 Reserve Report, dated November 9, 1998, on the estimated reserves, estimated future net revenues and discounted future net revenues attributable to the Royalty Interests and BROG's interest in the Underlying Properties as of August 31, 1998, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers.

                  99.2     Report, dated November 10, 1998, on the estimated
                           Section 29 Tax credits attributable to the Royalty Interests as of August 31, 1998, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers.

         (b)      Reports on Form 8-K.

                  The Trust filed a report on Form 8-K with the Securities and Exchange Commission on September 25, 1998. The items reported in the Form 8-K are described under "Item 5 -- Other Information -- Expected Unitholder Proposal to Terminate the Trust" in this Form 10-Q.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BURLINGTON RESOURCES COAL SEAM GAS
                                 ROYALTY TRUST


                                 By: NATIONSBANK, N.A., Trustee



                                 By: /s/ Ron Hooper
                                    ----------------------------------
                                     Ron Hooper
                                     Vice President


Date: November 16, 1998

               (The Trust has no directors or executive officers.)

                               INDEX TO EXHIBITS



             Exhibit No.               Description
             -----------               -----------
                  23       Consent of Netherland, Sewell & Associates, Inc.

                  27       Financial Data Schedule

                  99.1 Reserve Report, dated November 9, 1998, on the estimated reserves, estimated future net revenues and discounted future net revenues attributable to the Royalty Interests and BROG's interest in the Underlying Properties as of August 31, 1998, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers.

                  99.2     Report, dated November 10, 1998, on the estimated
                           Section 29 Tax credits attributable to the Royalty
                           Interests as of August 31, 1998, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers.