Form 10-K405
period 1998-12-31
BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST
filed 1999-04-15
CIK 906547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

(Mark One)                          FORM 10-K
                               -------------------
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               -------------------
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

           NATIONSBANK, N.A.
           NATIONSBANK PLAZA
       901 MAIN STREET, SUITE 1700                            75202
             DALLAS, TEXAS                                  (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (214) 209-2400

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 31, 1999, there were 8,800,000 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $23,650,000. For this purpose San Juan Partners, L.L.C. was considered an affiliate of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                              TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I   .........................................................................................................1
         Item 1.   Business.......................................................................................1
                  GLOSSARY .......................................................................................1
                  DESCRIPTION OF THE TRUST........................................................................5
                           Creation and Organization of the Trust.................................................5
                           Assets of the Trust....................................................................6
                           Liabilities of the Trust...............................................................6
                           Duties and Limited Powers of the Trustee...............................................7
                           Liabilities of the Delaware Trustee and the Trustee....................................7
                           Termination and Liquidation of the Trust...............................................8
                  DESCRIPTION OF UNITS............................................................................9
                           Distributions and Income Computations..................................................9
                           Periodic Reports to Unitholders.......................................................10
                           Voting Rights of Unitholders..........................................................10
                           Liability of Unitholders..............................................................11
                           Transfer Agent........................................................................11
                  FEDERAL INCOME TAX CONSEQUENCES................................................................12
                  ERISA CONSIDERATIONS...........................................................................14
                  STATE TAX CONSIDERATIONS.......................................................................14
                  REGULATION AND PRICES..........................................................................15
                           Regulation of Natural Gas.............................................................15
                           Environmental Regulation..............................................................16
                           Competition, Markets and Prices.......................................................16
         Item 2.   Properties....................................................................................17
                  THE ROYALTY INTERESTS..........................................................................17
                           The Underlying Properties.............................................................17
                           The NPI  .............................................................................19
                           Reserve Report........................................................................19
                           Historical Gas Sales Prices and Production............................................22
                           Gas Purchase Contract.................................................................22
                           Gas Gathering Contract................................................................23
                           Federal Lands.........................................................................24
                           The Infill NPI........................................................................24
                           Title to Properties...................................................................24
         Item 3.   Legal Proceedings.............................................................................25
         Item 4.   Submission of Matters to a Vote of Security Holders...........................................25

PART II  ........................................................................................................26
         Item 5.   Market for Registrant's Common Equity and Related Unitholder Matters..........................26
         Item 6.   Selected Financial Data.......................................................................26
         Item 7.   Trustee's Discussion and Analysis of Financial Condition and Results of Operations............27
                   Year 2000.....................................................................................29
                   Forward-Looking Statements....................................................................29
         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....................................29
         Item 8.   Financial Statements and Supplementary Data...................................................30
         Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........40


PART III ........................................................................................................40
         Item 10.   Directors and Executive Officers of the Registrant...........................................40
         Item 11.   Executive Compensation.......................................................................40
         Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................40
         Item 13.   Certain Relationships and Related Transactions...............................................41
                    Administrative Services Agreement............................................................41

PART IV  ........................................................................................................42
         Item 14.   Exhibits, Financial Statement Schedules and Reports On Form 8-K..............................42
                    Financial Statement Schedules................................................................42
                    Exhibits.....................................................................................42
                    Reports on Form 8-K..........................................................................44

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

     "BRGI" means Burlington Resources Gathering Inc., a wholly owned subsidiary of Burlington Resources.

     "BROG" means Burlington Resources Oil & Gas Company.

     "BROG Payment Obligations" has the meaning assigned to such term under "Item 2--The Royalty Interests--Burlington Resources' Performance Assurances."

     "BRTI" means Burlington Resources Trading Inc., a wholly owned subsidiary of Burlington Resources.

     "BRTI Payment Obligations" has the meaning assigned to such term under "Item 2--The Royalty Interests--Burlington Resources' Performance Assurances."

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

     "December 31, 1998 Reserve Report" means the Reserve Report, dated March 25, 1999, on the estimated BROG reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1998, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

     "December 31, 1998 Section 29 Tax Credit Report" means the report, dated March 26, 1999, on the estimated BROG reserves and estimated Section 29 tax credits attributable to the Royalty Interests and the Underlying Properties as of December 31, 1998, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

     "Delaware Code" means the Delaware Business Trust Act, Title 12, Chapter 38 of the Delaware Code, Sections 3801 et seq.

     "Delaware Trustee" means Mellon Bank (DE) National Association, in its capacity as a trustee of the Trust.

     "Dominion" means Dominion Energy, Inc., a Delaware corporation and the parent company of San Juan.

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

     "Infill Net Proceeds" consists generally of the aggregate proceeds based on the price at the Central Gathering Point of gas attributable to San Juan interest in any Infill Wells less (a) San Juan's working interest share of property, production and related taxes (including severance taxes) in respect of such Infill Wells; (b) San Juan's working interest share of lease operating expenses in respect of such Infill Wells; (c) San Juan's working interest share of capital costs in respect of such Infill Wells, including the costs of drilling and completing such Infill Wells and the costs of associated surface facilities; and (d) interest on the unrecovered portion, if any, of the foregoing costs at Citibank's Base Rate. In no event will any amounts relating to environmental liabilities related to activities occurring on or under, or in connection with, or conditions existing on or under, the Underlying Properties before June 17, 1993 (which liabilities will be borne by San Juan) be deducted in calculating Infill Net Proceeds.

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

     "Liquidation" means the sale of the Royalty Interests to San Juan Partners, L.L.C. pursuant to an Agreement of Sale and Purchase dated March 26, 1999.

     "Mcf" means thousand cubic feet of natural gas. Natural gas volumes are stated herein at the legal pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit.

     "Minimum Purchase Price" means $1.60 per MMBtu.

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

     "NPI Net Proceeds" consists generally of the aggregate proceeds attributable to San Juan's net revenue interest in the Underlying Properties (other than its interest by virtue of Infill Wells) based on the sale at the Central Gathering Point of gas produced from the Underlying Properties, less (i) San Juan's working interest share of property, production and related taxes (including severance taxes) on the Underlying Properties; (ii) San Juan's working interest share of lease operating expenses on the Underlying Properties;
(iii) San Juan's working interest share of capital costs on the Underlying Properties (other than capital costs incurred prior to January 1, 1994, which costs were borne by BROG to the extent of its working interest share); (iv) royalties, if any, required to be paid that are based on the value of Section 29 tax credits attributable to such working interest share; and (v) interest on the unrecovered portion, if any, of the foregoing costs at Citibank's Base Rate. In no event will any amounts relating to environmental liabilities related to activities occurring on or under, or in connection with, or conditions existing on or under, the Underlying Properties before June 17, 1993 (which liabilities will be borne by San Juan) be deducted in calculating NPI Net Proceeds.

     "Price Credit" means the credit received by BRTI from BROG (as predecessor to San Juan) for each MMBtu of natural gas purchased by BRTI after December 31, 1993 and until the termination of the Gas Purchase Contract on December 31, 1998, when the Index Price was less than the Minimum Purchase Price, equal to the difference between the Minimum Purchase Price and the Index Price.

     "Price Credit Account" means the account established by BRTI containing the accrued and unrecouped amount of any Price Credits.

     "Price Differential" means 50 percent of the excess of the Index Price over the Sharing Price.

     "Prior Reserve Reports" means, collectively, the Reserve Reports on the estimated BROG reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1993, 1994, 1995, 1996 and 1997, respectively, prepared by Netherland Sewell & Associates, Inc., petroleum engineers, a copy of each of which is filed as an exhibit to this Form 10-K.

     "Prior Tax Credit Reports" means, collectively, the reports on the estimated BROG reserves and estimated Section 29 tax credits attributable to the Royalty Interests and the Underlying Properties as of December 31, 1994, 1995, 1996 and 1997, respectively, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers, a copy of each of which is filed as an exhibit to this Form 10-K.

     "Public Offering" has the meaning assigned to such term under "--Description of the Trust--Creation and Organization of the Trust."

     "Public Offering Prospectus" has the meaning assigned to such term herein under "Item 1--Federal Income Taxation."

     "Royalty" means an interest entitling the holder thereof to a certain percentage of the gas produced from the wells, which generally is free of all expenses of production, but may be subject to certain post-production costs.

     "Royalty Interests" means the NPI and the Infill NPI conveyed to the Trust.

     "San Juan" means San Juan Partners, L.L.C., a Texas limited liability company.

     "Sharing Price" means $2.04 per MMBtu.

     "Termination Date" means December 28, 1998, the date a proposal to terminate the Trust was approved by the requisite vote of Unitholders of the Trust.

     "Trust" means Burlington Resources Coal Seam Gas Royalty Trust, a Delaware business trust formed pursuant to the Trust Agreement.

     "Trust Agreement" means the Trust Agreement, dated as of May 1, 1993, among Burlington Resources, BROG, as grantor, Mellon Bank (DE) National Association, as the Delaware Trustee, and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), as the Trustee, a copy of which is filed as an exhibit to this Form 10-K.

     "Trustee" means NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), in its capacity as a trustee of the Trust.

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

                            DESCRIPTION OF THE TRUST

     Burlington Resources Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust under the Delaware Business Trust Act, Title 12, Chapter 38 of the Delaware Code, Sections 3801 et seq. (the "Delaware Code"). The following information is subject to the detailed provisions of (i) the Trust Agreement of Burlington Resources Coal Seam Gas Royalty Trust (the "Trust Agreement"), dated as of May 1, 1993, among Burlington Resources Inc., a Delaware corporation ("Burlington Resources"), Burlington Resources Oil & Gas Company, a Delaware corporation ("BROG"), as grantor, Mellon Bank (DE) National Association, a national banking association (the "Delaware Trustee"), and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the "Trustee"), as trustees, and (ii) the Net Profits Interest Conveyance (the "Conveyance") dated effective as of May 1, 1993 from BROG to the Trust. Effective January 1, 1996, Meridian Oil Production Inc., a wholly owned subsidiary of Burlington Resources ("MOPI"), was merged with and into Meridian Oil Inc. ("MOI"), a wholly owned subsidiary of Burlington Resources. Effective July 11, 1996, MOI changed its name to Burlington Resources Oil & Gas Company ("BROG") and Meridian Oil Trading Inc. ("MOTI") and Meridian Oil Gathering Inc. ("MOGI"), both affiliates of MOI, changed their names to Burlington Resources Trading Inc. ("BRTI") and Burlington Resources Gathering Inc. ("BRGI"), respectively. Accordingly, in this Form 10-K references prior to the date of such merger to BROG refer to MOPI, references to BRTI refer to MOTI and references to BRGI refer to MOGI. Copies of the Trust Agreement and of the Conveyance are filed as exhibits to this Form 10-K. The provisions governing the Trust are complex and extensive and no attempt has been made below to describe or reference all of such provisions. The following is a general description of the basic framework of the Trust and a summary of the material terms of the Trust Agreement, and detailed provisions concerning the Trust may be found in the Trust Agreement.

     As described in greater detail under "Termination and Liquidation of the Trust" and elsewhere in this report, the Trust was terminated as of December 28, 1998 (the "Termination Date") pursuant to approval by Unitholders of a Unitholder proposal to terminate the Trust. On December 31, 1998, effective as of July 1, 1998, BROG sold its retained interest in the Underlying Properties (as defined below) subject to and burdened by the Royalty Interests to San Juan Partners, L.L.C., a Texas limited liability company ("San Juan") and a subsidiary of Dominion Energy, Inc., a Delaware corporation ("Dominion"). In addition, in the same transaction, San Juan assumed all of BROG's and Burlington Resources rights and obligations under the Trust Agreement and other related documents, including certain preferential rights to purchase the Royalty Interests. Following the Termination Date, pursuant to the Trust Agreement the Trustee used its best efforts to sell the remaining Royalty Interests and liquidate the Trust assets. On March 26, 1999, the Trustee, on behalf of the Trust, entered into an Agreement of Sale and Purchase with San Juan, pursuant to which San Juan acquired on that date the remaining Royalty Interests as well as all proceeds of production since the Termination Date attributable to such interests for an all-cash purchase price of $73 million (such transaction, the "Liquidation"). Pursuant to the terms of the Trust Agreement, Unitholders of record as of April 12, 1999 (the "Special Distribution Record Date") will receive no later than April 27, 1999, as a special distribution, the proceeds from the Liquidation, net of fees, expenses, liabilities and other obligations of the Trust, including fees and expenses incurred in connection with the Liquidation and net of funds the Trustee estimates to be necessary to hold in reserve to pay any other such fees, expenses, liabilities or obligations of the Trust as may be incurred in connection with the final administration, winding up and dissolution of the Trust. The Trustee anticipates that a small final distribution will be made at a later date to Unitholders as of the Special Distribution Record Date of the balance, if any, of the amount of such reserve not actually used.

     AS A RESULT OF THE LIQUIDATION, THE TRUST NO LONGER HOLDS AND WILL NOT ACQUIRE ANY ASSETS OTHER THAN THE PROCEEDS OF THE LIQUIDATION AND OTHER FUNDS HELD IN CASH OR TEMPORARY INVESTMENTS PENDING PAYMENT OF EXPENSES AND LIABILITIES OF THE TRUST OR DISTRIBUTION TO UNITHOLDERS. UPON THE CLOSE OF BUSINESS ON THE APRIL 12, 1999 SPECIAL DISTRIBUTION RECORD DATE, THE UNITS (AS DEFINED BELOW) WERE DE-LISTED BY THE NEW YORK STOCK EXCHANGE. FOLLOWING PAYMENT OF THE SPECIAL DISTRIBUTION, THE TRUSTEE INTENDS TO PROCEED WITH THE WINDING DOWN AND DISSOLUTION OF THE TRUST AS SOON AS PRACTICABLE.

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

     The Trust was formed under Delaware law pursuant to the terms of the Trust Agreement to acquire and hold certain net profits interests (the "Royalty Interests") in the Fruitland coal formation underlying the Northeast Blanco Unit held by BROG at such time (the "Underlying Properties"). The Royalty Interests were conveyed to the Trust on June 17, 1993 pursuant to the Conveyance for the benefit of the Unitholders. The Trustee has all powers to collect and distribute proceeds received by the Trust and to pay Trust liabilities and expenses. The Delaware Trustee has only such powers as are set forth in the Trust Agreement or are required by law and is not empowered to otherwise manage or take part in the business of the Trust. The Royalty Interests are passive in nature and neither the Delaware Trustee nor the Trustee has any control over, or any responsibility relating to, the operation of the Underlying Properties. After the conveyance of the Royalty Interests, BROG retained the remainder of its interest in the Underlying Properties, which interest is burdened by the Royalty Interests. On December 31, 1998, effective as of July 1, 1998, BROG sold its retained interest in the Underlying Properties subject to and burdened by the Royalty Interests to San Juan. In addition, in the same transaction, San Juan assumed all of BROG's and Burlington Resources rights and obligations under the Trust Agreement and other related documents, including certain preferential rights to purchase the Royalty Interests. As a result of the consummation of the Liquidation on March 26, 1999, San Juan has acquired title to the entire interest in the Underlying Properties as was held by BROG prior to the formation of the Trust. For a description of the Underlying Properties and other information relating to such properties, see "Item 2--The Royalty Interests."


ASSETS OF THE TRUST

     As a result of the Liquidation and the conveyance of the Royalty Interests to San Juan, the Trust no longer holds and will not acquire any assets other than the proceeds of the Liquidation and other funds held in cash accounts or temporary investments pending payment of expenses and liabilities of the Trust or distribution to Unitholders. Prior to the Liquidation, the only assets of the Trust, other than cash and temporary investments were the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties, which generally entitled the Trust to receive 95 percent of the NPI Net Proceeds until the Termination Date. Pursuant to the Trust Agreement, the Royalty Interests were conveyed in the Liquidation to San Juan effective as of the Termination Date, and San Juan was therefore entitled to the proceeds of production attributable to the Royalty Interests since such date. "NPI Net Proceeds" consists generally of the aggregate proceeds attributable to San Juan's net revenue interest in the Underlying Properties (other than its interest by virtue of Infill Wells, as defined below) based on the sale at the Central Gathering Point (as defined) of gas produced from the Underlying Properties, less (i) San Juan's working interest share of property, production and related taxes (including severance taxes) on the Underlying Properties; (ii) San Juan's working interest share of lease operating expenses on the Underlying Properties; (iii) San Juan's working interest share of capital costs on the Underlying Properties (other than capital costs incurred prior to January 1, 1994, which costs were borne by BROG to the extent of its prior working interest share); (iv) royalties, if any, required to be paid that are based on the value of Section 29 tax credits attributable to such working interest share; and (v) interest on the unrecovered portion, if any, of the foregoing costs at Citibank's Base Rate. The Royalty Interests also include a net profits interest (the "Infill NPI"), which entitled the Trust, prior to the Termination Date, to receive a 20 percent interest in the Infill Net Proceeds, as defined below, from the sale of production from any additional wells drilled on the Underlying Properties after May 1, 1993 pursuant to a change in spacing rules or a change allowing additional wells to be drilled on a spacing or proration unit ("Infill Wells"). "Infill Net Proceeds" consists generally of the aggregate proceeds based on the price at the Central Gathering Point of gas attributable to San Juan's interest in any Infill Wells less San Juan's working interest share of taxes, lease operating expenses, capital costs, and interest on the unrecovered portion, if any, of the foregoing costs. See "Item 2--The Royalty Interests" for more information.


LIABILITIES OF THE TRUST

     Because of the passive nature of the Trust assets and the restrictions on the activities of the Trustee, it is anticipated that the only liabilities the Trust will incur are those in connection with the final administration, winding up and dissolution of the Trust. However, as discussed under "--Federal Income Taxation," if a court were to hold that the Trust is taxable as a corporation, then the Trust would be subject to Federal income taxes.


DUTIES AND LIMITED POWERS OF THE TRUSTEE

     Under the Trust Agreement, the Trustee receives the payments attributable to the Royalty Interests, including proceeds from the sale thereof, and pays all expenses, liabilities and obligations of the Trust. With respect to any liability that is contingent or uncertain in amount or that otherwise is not currently due and payable, the Trustee has the discretion to establish a cash reserve for the payment of such liability. The Trustee is entitled to cause the Trust to borrow money to pay expenses, liabilities and obligations that cannot be paid out of cash held by the Trust. Any such borrowing may be from any source, including from the entity serving as Trustee or Delaware Trustee, provided that the entity serving as Trustee or Delaware Trustee shall not be obligated to lend to the Trust.

     The Trustee is authorized and directed to sell and convey the Royalty Interests without Unitholder approval in certain instances as described in the Trust Agreement, including upon termination of the Trust. The Trustee is empowered by the Trust Agreement to employ consultants and agents and to make payments of all fees for services or expenses out of the assets of the Trust. The Trust has no employees. The administrative functions of the Trust are performed by the Trustee.

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


LIABILITIES OF THE DELAWARE TRUSTEE AND THE TRUSTEE

     Each of the Delaware Trustee and the Trustee may act in its discretion and shall be personally or individually liable only for fraud or acts or omissions in bad faith or which constitute gross negligence (and for taxes, fees and other charges based on any fees, commissions or compensation received pursuant to the Trust Agreement) and will not be otherwise liable for any act or omission of any agent or employee unless such trustee has acted in bad faith or with gross negligence in the selection or retention of such agent or employee. Each of the Delaware Trustee and the Trustee (and their respective agents) is indemnified by San Juan and from the Trust assets for certain environmental liabilities, and for any other liability, expense, claim, damage or other loss incurred in performing its duties, unless resulting from gross negligence, fraud or bad faith (each of the Delaware Trustee and the Trustee being indemnified from the Trust assets against its own negligence which does not constitute gross negligence), and will have a first lien against the assets of the Trust as security for such indemnification and for reimbursements and compensation to which it is entitled, provided that the Trustee and the Delaware Trustee are generally required to first be indemnified from Trust assets before seeking indemnification from San Juan. San Juan has also agreed to indemnify the Trustee and the Delaware Trustee against certain securities laws liabilities. Neither the Delaware Trustee nor the Trustee is entitled to indemnification from Unitholders (except in connection with lost or destroyed Unit certificates).

TERMINATION AND LIQUIDATION OF THE TRUST

     The Trust was terminated on December 28, 1998 by the affirmative vote of the holders of more than 66 2/3% of the outstanding Units to terminate the Trust. Following termination, the Trustee and the Delaware Trustee have continued to act as trustees of the Trust during the sale of the remaining Royalty Interests and will continue to act as Trustees until such time as the net proceeds from the Liquidation and any other remaining available funds have been distributed to Unitholders and the Trust has been dissolved.

     Following the termination of the Trust, as required by the Trust Agreement, the Trustee used its best efforts to sell the remaining Royalty Interests for cash pursuant to the procedures described herein. The Trustee retained Albrecht & Associates, Inc., a Houston based oil and gas divestment firm (the "Advisor"), on behalf of the Trust to assist the Trustee in selling the remaining Royalty Interests and to issue an opinion as to the fairness to the Trust and the Unitholders of any such sale from a financial point of view. San Juan, as successor to BROG, had the right, but not the obligation, to purchase all remaining Royalty Interests following termination of the Trust as described in the following paragraph.

     San Juan had the right, which it did not exercise, to make a cash offer within 60 days following the Termination Date to purchase all of the remaining Royalty Interests. Since no such offer was made by San Juan, the Trustee used best efforts (as defined in the Trust Agreement), assisted by the Advisor, to locate potential buyers for the Royalty Interests. Had a bidder other than San Juan submitted the highest offer for the Royalty Interests, at the end of a 120-day period following the Termination Date and prior to accepting any offer from another bidder, the Trustee would have been required to notify San Juan of the highest of any other offers acceptable to the Trustee (which must be an all cash offer) received during such period (the "Highest Offer Price"). San Juan would have then had the right, but not the obligation, to purchase all remaining Royalty Interests for a cash purchase price equal to 105 percent of the Highest Offer Price (net of any commissions or other fees payable by the Trust in connection with the sale). If no other acceptable offers had been received for all remaining Royalty Interests, the Trustee could have requested San Juan submit another offer for consideration by the Trustee and could have accepted or rejected such offer.

     Pursuant to the Trust Agreement, because the sale of the Royalty Interests was made within a 150-day period following the Termination Date, San Juan, as buyer of the Royalty Interests, and not the Trust or Unitholders, is entitled to all proceeds of production attributable to the Royalty Interests following the Termination Date.

     In the event that San Juan had not purchased the Royalty Interests, the Trustee could have accepted any offer for all or any part of the Royalty Interests it deemed to be in the best interests of the Trust and Unitholders and if necessary would have continued, for a period of up to one year after the Termination Date, to attempt to locate a buyer or buyers of the remaining Royalty Interests in order to sell such interests in an orderly fashion. If any Royalty Interests had not been sold by the end of such year, the Trustee would have been required to sell the remaining Royalty Interests at public auction, which sale could have been to San Juan or any of its affiliates, and would not have been contingent upon any determination of fairness.

     The sale to San Juan followed several weeks of active marketing of the Royalty Interests to potential purchasers by the Advisor. By letter dated March 22, 1999, San Juan submitted the highest offer received by the Trust and the Trustee, on behalf of the Trust, accepted such offer on March 25, 1999. Prior to the closing of the sale, the Advisor delivered its opinion that the sale of the Royalty Interests to San Juan was fair to the Trust and the Unitholders from a financial point of view.

     San Juan's special purchase rights, as described above, were acquired from BROG on December 31, 1998. The costs of liquidation, including the fees and expenses of the Advisor, and the Trustee's liquidation fee will be paid by the Trust. Unitholders are not entitled to any rights of appraisal or similar rights in connection with the termination of the Trust.

                              DESCRIPTION OF UNITS

     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At April 12, 1999, there were 8,800,000 Units outstanding. The Trust may not issue additional Units.


DISTRIBUTIONS AND INCOME COMPUTATIONS

     Ending, as a result of the Trust termination, with the quarterly distribution made in the first quarter of 1999, the Trustee determined for each quarter the amount of cash available for distribution to Unitholders. Such amount (the "Quarterly Distribution Amount") was equal to the excess, if any, of the cash received by the Trust, on or prior to the last business day before the 50th day following the end of each calendar quarter from the Royalty Interests then held by the Trust attributable to production during such quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter (which might include sales proceeds not sufficient in amount to qualify for special distribution (as described in the next paragraph) and interest), over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Based on the payment procedures relating to the Royalty Interests, cash received by the Trustee in a particular quarter from the Royalty Interests generally represented proceeds from the sale of gas produced during the preceding calendar quarter. The Quarterly Distribution Amount for each quarter was payable to Unitholders of record on the 63rd day following the end of such calendar quarter unless such day was not a business day in which case the record date was the next business day thereafter. The Trustee distributed the Quarterly Distribution Amount on or prior to 75 days after the end of each calendar quarter to each person who was a Unitholder of record on the associated record date, together with interest estimated to be earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date. Pursuant to the Trust Agreement, all proceeds of production attributable to the Royalty Interests after the Termination Date were paid to San Juan, as purchaser of the Royalty Interests. Cash receipts of the Trust attributable to production in the fourth quarter of 1998 through the Termination Date were distributed on March 16, 1999, to Unitholders of record on March 4, 1999, as an ordinary quarterly distribution.

     Under the Trust Agreement, the Trustee was required to sell the Royalty Interests following termination of the Trust. The net proceeds from the sale of the Royalty Interests in the Liquidation, less liabilities and expenses of the Trust and amounts used for cash reserves, will be distributed as a special distribution to Unitholders of record on April 12, 1999, the special record date established for such distribution. Pursuant to the Trust Agreement, a special distribution is to be made of undistributed sales proceeds and other amounts received by the Trust (collectively, a "Special Distribution Amount") when such amounts, in the aggregate, exceed $10,000,000, and the record date for determining the recipients of a Special Distribution Amount is to be the 15th day following receipt by the Trust of amounts exceeding such threshold (unless such day is not a business day in which case the record date will be the next business day thereafter). Distribution to Unitholders of the Special Distribution Amount resulting from the Liquidation will be made no later than April 27, 1999, the date that is 15 days after the Special Distribution Amount Record Date.

     The terms of the Trust Agreement seek to assure to the extent practicable that gross income attributable to cash being distributed will be reported by the Unitholder who receives such distributions assuming that such Unitholder is the owner of record on the applicable record date. In certain circumstances, however, a Unitholder will not receive the cash giving rise to such income. For example, although the cash proceeds from production after the Termination Date will be paid to San Juan rather than the Trust or Unitholders, the Unitholders will be required to report income, depreciation and Section 29 credits attributable to the remaining Royalty Interests following the Termination Date until the Liquidation on March 26, 1999. See "Federal Income Tax Consequences -- Allocations After Termination and Before Liquidation" below. In addition, the Trustee maintains a cash reserve, and is authorized to borrow money under certain conditions, in order to pay or provide for the payment of Trust liabilities. Income associated with the cash used to increase that reserve or to repay any such borrowing must be reported by the Unitholder, even though that cash is not distributed to him. Likewise, if a portion of a cash distribution is attributable to a reduction in the cash reserve maintained by the Trustee, such cash is treated as a reduction to the Unitholder's basis in his Units and is not treated as taxable income to such Unitholder (assuming such Unitholder's basis exceeds the amount of the distribution of cash reserve).


PERIODIC REPORTS TO UNITHOLDERS

     Within 75 days following the end of each of the first three calendar quarters of each calendar year, the Trustee mails to each person or entity who was a Unitholder of record (i) on the quarterly record date for such quarter or
(ii) on each Special Distribution Amount record date occurring during such quarter, a report which shows in reasonable detail the assets and liabilities and receipts and disbursements of the Trust and the revenues and direct operating expenses of San Juan's interest in the Underlying Properties for such quarter. Following the distribution of such report with respect to the first quarter of 1999, the Trustee does not anticipate preparing and distributing any additional periodic reports. Within 120 days following the end of each fiscal year or such shorter period of time as may be required by the rules of the New York Stock Exchange, the Trustee mails to Unitholders of record as of a date to be selected by the Trustee an annual report containing audited financial statements relating to the Trust and San Juan's interest in the Underlying Properties. Following the distribution of this annual report, the Trustee does not anticipate preparing and distributing any additional annual reports.

     The Trustee files such returns for Federal income tax purposes as is required to comply with applicable law. The Trustee mails to each person or entity who was a Unitholder of record (i) on the quarterly record date for such quarter or (ii) on each Special Distribution Amount record date occurring during such quarter, a report which shows in reasonable detail the information necessary to permit each Unitholder to make all calculations reasonably necessary for tax purposes. The Trustee treats all income, credits and deductions recognized during each calendar quarter during the term of the Trust as having been recognized by holders of record on the quarterly record date established for the distribution unless otherwise advised by counsel. Available year-end tax information permitting each Unitholder to make all calculations reasonably necessary for tax purposes is distributed by the Trustee to Unitholders no later than March 15 of the following year. Following the issuance of this annual report, the Trustee intends to distribute the 1999 tax information booklet to Unitholders of record in 1999 as soon as practicable.

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

     Meetings of Unitholders may be called by the Trustee or by Unitholders owning more than 10 percent in number of the outstanding Units. All such meetings shall be held in Houston, Texas and written notice of every such meeting setting forth the time and place of the meeting and the matters proposed to be acted upon shall be given not more than 60 nor less than 20 days before such meeting. The presence in person or by proxy of Unitholders representing a majority of the outstanding Units is necessary to constitute a quorum. Unitholders have the right to vote at all meetings of Unitholders and each Unitholder shall be entitled to one vote for each Unit owned by such Unitholder. The Trustee will call such meetings to consider amendments, waivers, consents and other changes relating to the Gas Purchase Contract, the Gas Gathering Contract or the Conveyance, if requested in writing by San Juan. No matter other than that stated in the notice of the Unitholder meeting shall be voted on and no action by the Unitholders may be taken without a meeting.

     Pursuant to the above described procedures, on December 8, 1998, San Juan, as a holder of not less than 10 percent in number of the outstanding Units, called a meeting of Unitholders of the Trust to be held December 28, 1998 in Houston, Texas, for the purpose of considering and voting upon a proposal by San Juan that included the termination of the Trust and certain related matters. Written notice of the meeting of Unitholders and an information statement describing the proposal were mailed to Unitholders on December 8, 1998. A quorum was present at the meeting and the proposal to terminate the Trust was approved by the affirmative vote of the holders of not less than 66-2/3% of the total outstanding Units as required by the Trust Agreement. Because San Juan controlled more than 66-2/3% of the total outstanding Units on the record date for such meeting, the approval of San Juan's proposal was assured. The proposal is described in more detail in the Trust's Information Statement on Schedule 14C for such Unitholder meeting, which is included as an exhibit to this Form 10-K and incorporated herein by reference.

     Generally, amendments to the Trust Agreement require approval of a majority of the outstanding Units (except that amendment of required voting percentages requires approval of at least 80 percent of the outstanding Units), but no provision of the Trust Agreement may be amended that would (i) increase the power of the Delaware Trustee or the Trustee to engage in business or investment activities or (ii) alter the rights of the Unitholders as among themselves. In addition the consent of San Juan (as successor to BROG) and the approval of not less than 66-2/3% of the outstanding Units is required for the amendment of certain provisions of the Trust Agreement. The Trustee, the Delaware Trustee, and San Juan (as successor to BROG) may, without approval of the Unitholders, from time to time supplement or amend the Trust Agreement in order to cure any ambiguity or to correct or supplement any defective or inconsistent provisions, provided such supplement or amendment is not adverse to the interests of the Unitholders. Removal of the Trustee and the Delaware Trustee, approval of amendments, waivers, consents and other changes relating to the Gas Purchase Contract, the Gas Gathering Contract and the Conveyance, and the approval of the merger or consolidation of the Trust into one or more entities require approval of a majority of the outstanding Units. Except as set forth under "--Description of the Trust--Termination and Liquidation of the Trust," all other actions may be approved by a majority vote of the Units represented at a meeting at which a quorum is present or represented.


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

                         FEDERAL INCOME TAX CONSEQUENCES

     THE TAX CONSEQUENCES TO A UNITHOLDER OF THE OWNERSHIP AND SALE OF UNITS WILL DEPEND IN PART ON THE UNITHOLDER'S TAX CIRCUMSTANCES. EACH UNITHOLDER SHOULD THEREFORE CONSULT THE UNITHOLDER'S TAX ADVISOR ABOUT THE FEDERAL, STATE AND LOCAL TAX CONSEQUENCES TO THE UNITHOLDER OF THE OWNERSHIP OF UNITS.

     The sections entitled "Federal Income Tax Consequences" and "Risk Factors--Risks Associated With the Units--Tax Considerations" appearing in the Prospectus (the "Public Offering Prospectus") dated June 10, 1993, which constitutes a part of the Registration Statement on Form S-3 of Burlington Resources (Registration No. 33-61164) filed in connection with the registration of the Units under the Securities Act of 1933 for offer and sale in the Public Offering, set forth, respectively, a summary of Federal income tax matters of general application that addresses all material tax consequences of the ownership and sale of the Units acquired in the Public Offering and a discussion of certain risk factors associated with matters of Federal income taxation as applied to the Trust and such Unitholders. Such sections of the Public Offering Prospectus were summarized in exhibits to previous reports on Form 10-K filed by the Trust. No assurance can be provided that the opinions of counsel to Burlington Resources (which do not bind the Internal Revenue Service (the "IRS")) set forth in the Public Offering Prospectus and summarized in previous reports on Form 10-K filed by the Trust will not be challenged by the IRS or will be sustained by a court if so challenged. Neither counsel to the Trust, the Trustee nor the Delaware Trustee, respectively, has rendered any opinions with respect to any tax matters associated with the Trust or the Units.

     Based on the Federal income tax consequences discussed in the Public Offering Prospectus, the Trustee has provided Unitholders of record in 1998 with a tax booklet containing certain tax information needed to compute the income, deductions and credits attributable to the Units and to allow Unitholders of record on one or more Quarterly Record Dates during such year to file their tax returns. On or before June 30, 1999, the Trustee intends to provide Unitholders with a tax booklet containing certain 1999 tax information needed to compute the income, deductions and credits attributable to the Units and to allow Unitholders of record on the March 4, 1999 Quarterly Record Date or the April 12, 1999 Special Distribution Record Date to file their 1999 tax returns. Each Unitholder should consult the Unitholder's tax advisor regarding all tax filing and compliance matters relating to his Units.

TERMINATION, LIQUIDATION AND SPECIAL DISTRIBUTION

     As discussed under sections labeled "Termination and Liquidation of the Trust" and "Distributions and Income Computations," the Trustee, on behalf of the Trust, has sold the remaining Royalty Interests to San Juan on March 26, 1999. The Trust will not incur any federal income tax liability as a result of the termination of the Trust, the Liquidation, or the payment of the Special Distribution Amount.

     No Unitholder will incur any Federal income tax liability as a result of the Termination of the Trust on December 28, 1998. However, each Unitholder of record on the Special Distribution Record Date will recognize gain or loss as a result of the March 26, 1999 Liquidation. The amount of gain or loss is measured by the difference between the Unitholder's share of the amount realized on the Liquidation and his adjusted basis for such Units.

     The amount realized from the Liquidation will be attributed to Unitholders in the same manner as the Trustee allocates the income received by the Trust (i.e., by allocating the $73 million all-cash proceeds from the Liquidation (net of fees, expenses, liabilities, and other obligations of the Trust arising from or incurred in connection with the Liquidation) among the 8,800,000 Units outstanding at the time of such Liquidation, and apportioning such amount, on a per Unit basis among the Unitholders of record on the Special Distribution Record Date). For purposes of determining gain or loss from the Liquidation, the amount realized allocated among the Unitholders will not be reduced by amounts used by the Trustee (i) to pay liabilities of the Trust (incurred in connection with the final administration of the Trust) or (ii) to increase the Trust's cash reserve for anticipated expenses of the Trust incurred in connection with the final administration, winding up and dissolution of the Trust. However, the cash proceeds received by the Trust as a result of the Liquidation will be reduced by such amounts in determining the Special Distribution Amount.

     Prior to determining the gain or loss resulting from the Liquidation, each Unitholder should reduce his tax basis (but not below zero) in the remaining Royalty Interests (and, correspondingly, his Units) by (1) the amount of depletion allowable with respect to the remaining Royalty Interests through the date of the Liquidation, and (2) by the amount of any return of capital, including returns of capital resulting from a reduction to the cash reserve maintained by the Trust during a quarterly period. See the discussion regarding "Allocations After Termination and Before Liquidation" below. On or before June 30, 1999, the Trustee intends to provide to Unitholders the 1999 tax information necessary for Federal income tax purposes regarding their respective shares of
(a) income, depletion, and estimated Section 29 tax credits for the record holders of Units on the March 4, 1999 Quarterly Record Date and the April 12, 1999 Special Distribution Record Date and (b) the amount realized from the Liquidation.

     Assuming a Unitholder holds his Units as a capital asset, gain or loss from the Liquidation will be treated as a capital gain or loss. If a Unitholder has held his Units for more than one year, the gain or loss will constitute a long-term capital gain or loss; otherwise, the gain or loss will constitute a short-term capital gain or loss. Notwithstanding the foregoing, a Unitholder must, upon the Liquidation, treat as ordinary income his depletion recapture amount, which is an amount equal to the lesser of (i) the gain on such sale attributable to disposition of the remaining Royalty Interests or (ii) the sum of the prior depletion deductions taken with respect to the remaining Royalty Interests (but not in excess of the initial basis of such Units allocated to the remaining Royalty Interests).

ALLOCATIONS AFTER TERMINATION AND BEFORE LIQUIDATION

     Generally, a Unitholder is entitled to income, depletion, and Section 29 tax credits to the extent that he is an owner of the economic interest at the time the qualifying gas is produced and sold. Since the inception of the Trust, the Trustee has allocated the income associated with cash paid to the Trust during a calendar quarter, and the Section 29 tax credits and depletion allowable with regard to such income, to Unitholders of record on the Quarterly Record Date for such quarter. With respect to each complete calendar quarter, the Quarterly Record Date for such calendar quarter is 63 days following the end of such quarter.

     The Trust was terminated as of December 28, 1998, pursuant to approval by the holders of more that 66-2/3% of the Units. Following such approval and in accordance with the Trust Agreement, the Liquidation provides that San Juan, as purchaser of the remaining Royalty Interests, is entitled to all proceeds of production attributable to the remaining Royalty Interests after the Termination Date. As a result, all cash proceeds from production attributable to the period from September 30, 1998 to December 28, 1998 (as adjusted for normal Trust administrative expenses and interest income), were allocated (based on a daily proration of the proceeds for the entire calendar quarter) and distributed to Unitholders of record on the Quarterly Record Date occurring on March 4, 1999. None of the cash proceeds from production attributable to the remaining Royalty Interests after the Termination Date will be allocated to the Trust (or, ultimately, to the Unitholders thereof).

     Unlike the cash proceeds from production after the Termination Date (such proceeds to be paid to San Juan as purchaser of the remaining Royalty Interests), Unitholders will be allocated income (and, correspondingly, the
Section 29 tax credits attributable to such income) and depletion attributable to production from the remaining Royalty Interests for the entire calendar quarter in which the Termination occurred (since they will continue to own the "economic interest" in the qualifying gas until the Liquidation). Such income,
Section 29 tax credits, and depletion will be allocated to Unitholders of record on the March 4, 1999, Quarterly Record Date following the end of such calendar quarter. For the calendar quarter beginning on January 1, 1999 (during which the Liquidation occurred), income (and, correspondingly, the Section 29 tax credits attributable to such income) and depletion attributable to the remaining Royalty Interests for the period beginning on the first day of such calendar quarter and ending on the date of the Liquidation will be allocated to Unitholders of record on the Special Distribution Record Date. In addition, unitholders of record with regard to this period will be entitled to the cash proceeds (and required to report the income) earned as interest on investments by the Trust.

ALLOCATIONS AFTER LIQUIDATION

     Following the Liquidation, the Trust will maintain a cash reserve to pay expenses of the Trust incurred in connection with the final administration, winding up, and dissolution. During such period, the Trust anticipates that interest will be earned on the cash proceeds held by the Trust. All expenses paid by the Trust and all interest income earned after Liquidation will be allocated to Unitholders of record on the Special Distribution Record Date in accordance with the Trust Agreement. Any interest income allocated to the Unitholders during this period will be taxed, for Federal income tax purposes, as ordinary income. During the period following the Liquidation and ending on June 30, 1999, the Trust intends (a) to complete all of its obligations regarding the final administration, winding up and dissolution, (b) to pay all liabilities and expenses of the Trust, and, thereafter, (c) to distribute any remaining cash amount to the Unitholders of record on the Special Distribution Record Date.

POSSIBLE CHALLENGES BY THE IRS

     It is possible that the IRS may challenge the Trust's use of (i) the Special Distribution Record Date to determine the allocation of (a) the amount realized from the Liquidation, and (b) the Trust's income and expenses for the short period beginning on April 1, 1999 and ending on or before June 30, 1999 (during which period the Trust intends to complete all of its obligations, pay all of its liabilities and expenses, and distribute all remaining cash reserves), or (ii) the Quarterly Record Date allocations for any full or partial quarter in which the Trust was in existence, or (iii) the allocation of income, depletion and Section 29 tax credits attributable to the remaining Royalty Interests for any period less than a complete calendar quarter. Any IRS challenge is likely to have a material adverse effect only if successful and only for certain Unitholders.

     The information above is only a summary of some of the federal income tax consequences generally affecting the Trust and its individual U.S. Unitholders resulting from the Termination and Liquidation of, and the final distributions from, the Trust. This summary does not address the particular federal income tax consequences applicable to Unitholders other than U.S. individuals nor does it address state or local tax consequences. The tax consequences of the Liquidation may affect Unitholders differently depending upon their particular tax situations, and, accordingly, this summary is not a substitute for careful tax planning and reporting on an individual basis.

UNITHOLDERS SHOULD CONSULT THEIR TAX ADVISORS TO DETERMINE THE FEDERAL, STATE, AND OTHER INCOME TAX CONSEQUENCES OF THE TERMINATION, THE LIQUIDATION, AND DISSOLUTION OF THE TRUST WITH RESPECT TO THEIR PARTICULAR TAX CIRCUMSTANCES.


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

     The transportation of natural gas in interstate commerce is subject to federal regulation by FERC under the Natural Gas Act ("NGA") and the NGPA. FERC has initiated a number of regulatory policy initiatives that may affect the transportation of natural gas from the wellhead to the market and thus may affect the marketing of natural gas. Such initiatives include regulations which are intended to further open access to interstate pipelines by requiring such pipelines to unbundle their transportation services from sales services and allow customers to choose and pay for only the services they require, regardless of whether the customer purchases natural gas from such pipelines or from other suppliers. Because of the sale of the Royalty Interests, the impact of these regulations, if any, will be immaterial to the Trust.

     Legislative Proposals. In the past, Congress has been very active in the area of gas regulation. Legislation enacted in recent years repeals incremental pricing requirements and gas use restraints previously applicable. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures. Because of the sale of the Royalty Interests, the effect, if any, of such proposals will be immaterial to the Trust.

     State Regulation. Many state jurisdictions have at times imposed limitations on the production of gas by restricting the rate of flow for gas wells below their actual capacity to produce and by imposing acreage limitations for the drilling of a well. States may also impose additional regulation of these matters. Most states regulate the production of gas, including requirements for obtaining drilling permits, the method of developing new fields, provisions for the unitization or pooling of gas properties, the spacing, operation, plugging and abandonment of wells and the prevention of waste of gas resources. The rate of production may be regulated and the maximum daily production allowable from gas wells may be established on a market demand or conservation basis or both. Because of the sale of the Royalty Interest, the effect of such state regulation, if any, will be immaterial to the Trust.

ENVIRONMENTAL REGULATION

     General. Activities on the Underlying Properties are subject to existing Federal, state and local laws (including case law), rules and regulations governing health, safety, environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing Federal, state and local laws, rules and regulations regulating health, safety, the release of materials into the environment or otherwise relating to the protection of the environment will not have a material adverse effect upon the Trust or Unitholders. However, any costs or expenses incurred by San Juan in connection with environmental liabilities arising out of or relating to activities occurring on, in or in connection with, or conditions existing on or under, the Underlying Properties before June 17, 1993 will be borne by San Juan (as successor to BROG) and not the Trust (and San Juan (as successor to
BROG) has indemnified the Trust with respect thereto) and such costs and expenses will not be deducted in calculating NPI Net Proceeds or Infill Net Proceeds. Any environmental costs or expenses that are attributable to San Juan's interest in the Underlying Properties that do not fall within the preceding sentence (including indemnification obligations payable to or on behalf of the Trustee or the Delaware Trustee relating to matters occurring on or after June 17, 1993) will be paid by San Juan but will be deducted in calculating NPI Net Proceeds or Infill Net Proceeds and prior to the Termination Date, therefore, would have reduced amounts payable to the Trust. As a result of the Liquidation and the forthcoming dissolution of the Trust, the Trust will no longer be receiving additional revenues from the NPI Net Proceeds or Infill Net Proceeds and consequently the effect of environmental regulation, environmental remediation obligations or other environmental liabilities related to the Underlying Properties is expected to be immaterial to the Trust and Unitholders.


COMPETITION, MARKETS AND PRICES

     Prior to the Termination Date, the revenues of the Trust and the amount of cash distributions to Unitholders depended upon, among other things, the effect of competition and other factors in the market for natural gas. The gas industry is highly competitive in all of its phases. San Juan encounters competition from major oil and gas companies, independent oil and gas concerns, and individual producers and operators. Many of these competitors have greater financial and other resources than San Juan. Competition may also be presented by alternative fuel sources, including heating oil and other fossil fuels.

     Demand for natural gas production has historically been seasonal in nature and prices for gas fluctuate accordingly. Prior to the Liquidation, such price fluctuations and the continuation of a variable market for natural gas directly impacted Trust distributions, estimates of Trust reserves and estimated future net revenue from Trust reserves. The impact of gas prices on the estimated future net revenue from Trust reserves similarly impacted the valuation of the Royalty Interests by the Trustee, the Advisor and potential purchasers of the Royalty Interests in connection with the marketing and sale of the Royalty Interests.

     Prices for natural gas are subject to wide fluctuations in response to relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Trust and San Juan. These factors include political conditions in the Middle East, the price and quantity of imported oil and gas, the level of consumer product demand, the severity of weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions. Additionally, lower natural gas prices may reduce the amount of gas that is economic to produce from the Underlying Properties. Following the Liquidation, future gas prices and demand will have no further effect on the Trust.

ITEM 2.   PROPERTIES.


                              THE ROYALTY INTERESTS

     Prior to the Termination Date, the Royalty Interests conveyed to the Trust entitled the Unitholders to receive 95 percent of the NPI Net Proceeds attributable to San Juan's interest in the Underlying Properties and 20 percent of San Juan's interest in the Infill Net Proceeds attributable to any Infill Wells that may be drilled after May 1, 1993. Pursuant to the Trust Agreement, because the Liquidation was consummated within the 150-day period following the Termination Date ending on May 27, 1999, San Juan, as the buyer of the Royalty Interests, and not the Trust or Unitholders, was entitled to all proceeds of production attributable to the Royalty Interests following the Termination Date. The Royalty Interests were conveyed to the Trust by means of a single instrument of conveyance. The Conveyance was recorded in the appropriate real property records in San Juan and Rio Arriba counties in New Mexico so as to give notice of the Royalty Interests to creditors and any transferees, who would take an interest in the Underlying Properties subject to the Royalty Interests. The Conveyance was intended to convey the Royalty Interests as real property interests under New Mexico law.

     San Juan owns an interest in the Underlying Properties subject to and burdened by the Royalty Interests conveyed to the Trust pursuant to the Conveyance. San Juan receives all payments relating to its interest in the Underlying Properties and for production prior to the Termination Date was required, pursuant to the Conveyance, to pay to the Trust the portion thereof attributable to the Royalty Interests. Under the Conveyance, the amounts payable by San Juan with respect to the Royalty Interests were computed with respect to each calendar quarter ending prior to termination of the Trust, and such amounts were to be paid to the Trust not later than the 50th day following the end of each calendar quarter. The amounts paid to the Trust did not include interest on any amounts payable with respect to the Royalty Interests which were held by San Juan prior to payment to the Trust. San Juan was entitled to retain all amounts attributable to its interest in the Underlying Properties which were not required to be paid to the Trust with respect to the Royalty Interests.

     The following description contains a summary of the material terms of the Conveyance and is subject to and qualified by the more detailed provisions of the Conveyance, a copy of which is filed as an exhibit to this 10-K.


THE UNDERLYING PROPERTIES

     The Royalty Interests were conveyed by BROG to the Trust out of its net revenue interest in the Underlying Properties. As described above, BROG conveyed its retained interest in the Underlying Properties to San Juan on December 31, 1998 effective as of July 1, 1998. All of the production from the Underlying Properties is from the Northeast Blanco Unit in the Fruitland coal formation in the San Juan Basin in San Juan and Rio Arriba counties in New Mexico. For the purpose of determining the extent of the Underlying Properties, as used in this Form 10-K the term "Northeast Blanco Unit" comprises the Northeast Blanco Unit, a 32,595 acre unit originally formed on July 16, 1951, as well as rights in one communitized gross well with acreage in both the Northeast Blanco Unit and the adjoining San Juan 30-6 Unit. The Underlying Properties do not include BROG's or San Juan's interests in formations other than the Fruitland coal formation underlying the Northeast Blanco Unit. The Northeast Blanco Unit is located in the north-central portion of the San Juan Basin. The San Juan Basin has been an active area for coal seam gas development, and wells have been drilled on each of the 320 acre drill blocks within the Northeast Blanco Unit.

     The Royalty Interests transferred in the Conveyance to the Trust do not burden the mineral interests or overriding royalty interests owned by El Paso Production Company (a wholly-owned subsidiary of Burlington Resources), the royalty and overriding royalty interests owned by Southland Royalty Company (a wholly-owned subsidiary of Burlington Resources and the sponsor of the San Juan Basin Royalty Trust) or the interests owned by the San Juan Basin Royalty Trust, respectively, in the Northeast Blanco Unit. El Paso Production Company owns a
 .138 percent
working interest and a .178 percent net revenue interest in the Northeast Blanco Unit attributable to its mineral interests and overriding royalty interests. Southland Royalty Company owns a .221 percent net revenue interest in the Northeast Blanco Unit attributable to its royalty interests and overriding royalty interests. Both entities were merged into BROG in 1996.

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

     The Underlying Properties currently include 101 gross coal seam wells. One additional previously existing well in the Northeast Blanco Unit has ceased production, and no reserves have been attributed to such well in the December 31, 1998 Reserve Report. If subsequently deemed appropriate by the Northeast Blanco Unit working interest owners, such well could be redrilled and, if returned to production, San Juan's interest in that well would be burdened by the NPI. San Juan's working interest share of the capital costs of any such redrilling would be deducted in calculating NPI Net Proceeds and would, therefore, reduce amounts payable to the Trust. In addition, any production from that redrilled well would not entitle Unitholders to Section 29 tax credits. As of December 31, 1998, San Juan had a working interest of approximately 19.8 percent in the Underlying Properties and a net revenue interest of approximately
16.5 percent in the Underlying Properties. The operator of the Underlying Properties is Blackwood & Nichols Co. ("B&N"), an affiliate of Devon Energy Corporation ("Devon") (although the single communitized well included within the Underlying Properties is operated by BROG).

     Working Interest Owners. The following is a list of working interest owners in the Underlying Properties owning at least a one percent working interest as of December 31, 1998.


                                                                  WORKING INTEREST
          WORKING INTEREST OWNERS                                       PERCENTAGE
          -----------------------                                       ----------
          Amoco Production Co.....................................            35.4
          San Juan Partners, L.L.C. ..............................            19.8
          B&N.....................................................            14.6
          Devon Blanco Ltd........................................            13.9
          EOG Inc.................................................             5.6
          Phillips--San Juan Partners L.P.. ......................             3.8
          Conoco, Inc.............................................             2.5

     Well Count and Acreage Summary. The following table shows as of December 31, 1996, 1997 and 1998 the gross and net wells and acreage for the Underlying Properties.


          DECEMBER 31,                                                NUMBER OF WELLS          ACRE
          ------------                                                --------------           ----
                                                                       GROSS    NET        GROSS     NET
                                                                       -----    ---        -----     ---
             1996.................................................      102     20        32,595   6,404
             1997.................................................      101     20        32,595   6,404
             1998.................................................      101     20        32,595   6,404


THE NPI

     With respect to production from the Underlying Properties prior to the Termination Date, the NPI generally entitled the Trust to receive 95 percent of the NPI Net Proceeds attributable to San Juan's interest in the Underlying Properties.

     However, as described elsewhere herein, as a result of the sale of the Royalty Interests in the Liquidation, neither the Trust nor the Unitholders are expected to receive any further payments from the NPI Net Proceeds.

     San Juan pays its working interest share of capital costs incurred on the Underlying Properties. Such capital costs are equal to San Juan's working interest share of the amounts expended by the operator of the Northeast Blanco Unit and San Juan is invoiced for its share of those costs by the operator. However, the operator and working interest owners of the wells could elect at any time to implement measures to increase the producible reserves. These measures, if implemented, could involve additional compression or enhanced or secondary recovery operations requiring substantial capital expenditures which would be proportionately borne by the NPI. During 1997 and 1998 significant capital expenditures were made in conjunction with the installation of a looped gas gathering system. Due to the Liquidation, the Trust and Unitholders will not be affected by the level of capital expenditures on the Underlying Properties after December 28, 1998.

     All cumulative lease operating expenses paid after May 1, 1993, and capital expenses paid on or after January 1, 1994, attributable to San Juan's working interest in the Underlying Properties (other than any environmental liabilities related to activities occurring on or under, or in connection with, or conditions existing on or under, the Underlying Properties before June 17, 1993, which liabilities were borne by BROG and for which BROG has indemnified the Trust) were deducted in calculating NPI Net Proceeds and, therefore, reduced amounts payable to the Trust.


RESERVE REPORT

     The following table summarizes net proved reserves estimated as of December 31, 1998, and certain related information for the Royalty Interests and San Juan's interest in the Underlying Properties from the December 31, 1998 Reserve Report prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers. All of such reserves constitute proved developed reserves. Summaries of the December 31, 1998 Reserve Report, the Prior Reserve Reports and the Prior Tax Credit Reports are filed as exhibits to this Form 10-K and incorporated herein by reference. See Note 9 of the Notes to Financial Statements included in
Item 8 hereof for additional information regarding the net proved reserves of the Trust.

     The net profits interest did not entitle the Trust to a specific quantity of gas but to a portion of gas sufficient to yield a specified portion of the net proceeds derived therefrom. Proved reserves attributable to a net profits interest are calculated by deducting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates for such net profits interest, to pay the future estimated costs and expenses deducted in the calculation of the net proceeds of such interest. Accordingly, the reserves presented for the Royalty Interests reflect quantities of gas that are free of future costs and expenses if the price and cost assumptions used in the December 31, 1998 Reserve Report occur. The December 31, 1998 Reserve Report was prepared in accordance with criteria established by the Securities and Exchange Commission.

At December 31, 1998, the price the Trust was entitled to receive under the Gas Purchase Contract was $1.90 per MMBtu. As part of the proposal to terminate the Trust approved by Unitholders on December 28, 1998, the Gas Purchase Contract was terminated and the remaining balance in the Price Credit Account was cancelled on December 31, 1998. For purposes of the preparation of the December 31, 1998 Reserve Report, however, pricing was held constant at the Minimum Purchase Price of $1.60 per MMBtu until the accrued Price Credits were recouped by BRTI, after which $1.90 per MMBtu was utilized for the remaining life of the Royalty Interests.



                                                                                 ROYALTY
                                                                                INTERESTS
                                                                                ---------
     Net Proved Gas Reserves (Bcf)(a)(b)....................................       50.9
     Estimated Future Net Revenues (in millions)(c).........................      $49.6
     Discounted Estimated Future Net Revenues (in millions)(c)..............      $30.3

----------------
(a) Although the prices utilized in preparing the estimates in this table are in accordance with criteria established by the Securities and Exchange Commission, those prices were influenced by seasonal demand for natural gas and other factors and may not be the most representative prices for estimating future net revenues or related reserve data. In addition, changes in gas prices have an effect on net reserve data for the NPI at any given level of costs assumed, because such changes in the cost of gas per MMBtu result in changes in the number of MMBtu required to pay a given level of costs. Since December 31, 1998, the Blanco Hub Spot Price has remained above the minimum price.
(b) The gas reserves were estimated by Netherland, Sewell & Associates, Inc. by applying volumetric and decline curve analyses.
(c) Estimated future net revenues are defined as the total revenues attributable to the Royalty Interests less the relevant share of royalties, production, property and related taxes (including severance taxes), lease operating expenses and future capital expenditures. Overhead costs (beyond the standard overhead charges for the nonoperated properties) have not been included, nor have the effects of depreciation, depletion and Federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.

     Based upon the production estimates used in the December 31, 1998 Section 29 Tax Credit Report for the January 1, 1999 through December 31, 2002 period, and assuming constant future Section 29 tax credits at the estimated 1998 rate of $1.07 per MMBtu, the estimated total future tax credits available from the production and sale of the net proved reserves from the Royalty Interests would be approximately $22.3 million, having a discounted present value (assuming a 10 percent discount rate) of approximately $18.8 million. As described above under "Federal Income Tax Consequences", the Section 29 tax credits attributable to production from the Royalty Interests continued to accrue to the benefit of Unitholders until the March 26, 1999 consummation date of the Liquidation regardless of the fact that San Juan, as purchaser of the Royalty Interests was entitled to the proceeds from such production since the Termination Date.

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

HISTORICAL GAS SALES PRICES AND PRODUCTION

     The following table sets forth the actual net production volumes from San Juan's interest in the Underlying Properties, weighted average lifting costs and information regarding historical gas sales prices for each of the years ended December 31, 1996, 1997 and 1998:


                                                                                  YEAR ENDED DECEMBER 31,
                                                                                 ------------------------
                                                                                 1996       1997     1998
                                                                                 ----       ----     ----
          Production from San Juan's interest in the Underlying
             Properties (Bcf)............................................        12.20      11.10    13.05
          Weighted average production costs (dollars per Mcf)............       $ 0.12     $ 0.23   $ 0.24
          Weighted average sales price of gas produced from BROG's
             interest in the Underlying Properties (dollars per Mcf).....       $ 1.04     $ 0.99   $ 0.97
          Average Blanco Hub Spot Price (dollars per MMBtu)..............       $ 1.66     $ 2.32   $ 1.86


GAS PURCHASE CONTRACT

         The following is a description of the Gas Purchase Contract that was in effect through December 31, 1998.

     Under the terms of the Gas Purchase Contract, BRTI was obligated to purchase the natural gas attributable to San Juan's interest in the Underlying Properties at the Central Gathering Point. The Gas Purchase Contract commenced as of May 1, 1993, was terminated on December 31, 1998. The monthly price paid by BRTI for natural gas purchased pursuant to the Gas Purchase Contract was, subject to applicable adjustment, (i) the $1.60 per MMBtu Minimum Purchase Price less (ii) all costs to be incurred in connection with gathering and/or transportation charges, taxes, treating and processing costs and other costs payable in connection with such services from the Central Gathering Point to main line delivery (collectively, "Deductible Costs"). Additionally, if BRTI's arrangements for gathering, treating, processing and transporting gas from the Central Gathering Point were altered by any governmental order, decree, legislation or regulation relating generally to gathering and transportation arrangements in the natural gas industry and such alterations were to materially increase BRTI's costs of performing its obligations under the Gas Purchase Contract, such increased costs would be included in Deductible Costs to the extent that such increased costs were not recouped by BRTI from its gas purchaser. The monthly price was subject to adjustments under certain circumstances as described below:

          (a) In any month in which the Index Price was greater than the $2.04 per MMBtu Sharing Price, BRTI paid San Juan an amount for each MMBtu of gas purchased equal to the Sharing Price for such month, less the Deductible Costs for such month, plus 50 percent of the excess of the Index Price for such month over the Sharing Price (the "Price Differential") for such month, provided BRTI had no accrued and unrecouped Price Credits (defined below) in the Price Credit Account (defined below). When BRTI had accrued and unrecouped Price Credits in the Price Credit Account, then BRTI was entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting the Deductible Costs) that otherwise would have been payable for such month by the quotient of the balance of accrued and unrecouped Price Credits in the Price Credit Account as of the beginning of such month divided by the quantity of San Juan's gas purchased for such month under the Gas Purchase Contract.

          (b) In any month in which the Index Price was greater than or equal to the Minimum Purchase Price but less than or equal to the Sharing Price for such month, then BRTI paid San Juan an amount for each MMBtu of gas purchased during such month equal to the Index Price for such month less the Deductible Costs for such month provided BRTI had no accrued and unrecouped Price Credits in the Price Credit Account. If BRTI had accrued and unrecouped Price Credits in the Price Credit Account, then BRTI was entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting the Deductible Costs) that otherwise would have been payable for such month by the quotient of the balance of accrued and unrecouped Price Credits in the Price Credit Account as of the beginning of such month divided by the quantity of San Juan's gas purchased for such month under the Gas Purchase Contract.

          (c) In any month in which the Index Price was less than the Minimum Purchase Price, then BRTI paid for each MMBtu of gas purchased the Minimum Purchase Price less the Deductible Costs for such month, and BRTI received a credit (a "Price Credit") from San Juan for each MMBtu of natural gas so purchased by BRTI equal to the difference between the Minimum Purchase Price and the Index Price. BRTI is required to establish and maintain an account (the "Price Credit Account") containing the accrued and unrecouped amount of such Price Credits.

     The Index Price was below the Minimum Purchase Price from 1995 through 1996, with the exception of the months of August, November and December of 1996. The Index Price was above the Minimum Purchase Price during 1997 except for March and April of 1997, resulting in a net reduction of the Price Credit Account of $3.3 million. The Index Price was above the Minimum Purchase Price during 1998 except for the month of September, resulting in a net reduction of the Price Credit Account of $2.0 million. BRTI estimates that, as of December 31, 1998, BRTI had aggregate Price Credits in the Price Credit Account of approximately $3.6 million, of which the Trust's 95 percent interest potentially subject to recoupment by BRTI against future revenues to the Trust was approximately $3.4 million. As described above, the Price Credit Account was terminated as of December 31, 1998 in connection with the termination of the Gas Purchase Contract.

     The Central Gathering Point price in the Gas Purchase Contract was determined by utilizing a published price (which is before deduction of Deductible Costs), and then deducting Deductible Costs. As used herein, "Index Price" means for each month 97 percent of the Blanco Hub Spot Price (such 3 percent deduction constituting a discount to compensate BRTI for marketing the gas). The Blanco Hub Spot Price is a posted index price in dollars per MMBtu on a dry basis published in the first issue of such month in Inside FERC's Gas Market Report for "El Paso Natural Gas Company, San Juan." All prices used as index prices are delivered prices at the specified point of delivery and are, therefore, before deducting Deductible Costs.

     The termination of the Gas Purchase Contract required the consent of BRTI and BROG and the approval of the holders of a majority of the Units then outstanding, and was approved by Unitholders at the December 28, 1998 meeting in connection with the approval of the termination the Trust. The Gas Purchase Contract is filed as an exhibit to this Form 10-K. The foregoing summary of the material provisions of the Gas Purchase Contract is qualified in its entirety by reference to the terms of such agreement as set forth in such exhibit.


GAS GATHERING CONTRACT

     The prices paid to San Juan pursuant to the Gas Purchase Contract prior to its termination were prices payable for the value of gas purchased for production at the Central Gathering Point. Title to the gas purchased pursuant to the Gas Purchase Contract, therefore, passed to BRTI at the Central Gathering Point. BRTI was responsible for gathering, treating, processing and marketing from the Central Gathering Point all gas purchased pursuant to the Gas Purchase Contract. The price paid by BRTI pursuant to the Gas Purchase Contract was after deducting Deductible Costs from the Central Gathering Point. Pursuant to the Gas Gathering Contract, BRGI gathered, treated and processed all of the production attributable to San Juan's interest in the Underlying Properties (excluding production attributable to five wells) from the Central Gathering Point. BRGI, under the Gas Gathering Contract, treats the gas gathered for BRTI to remove carbon dioxide and water and to otherwise bring the gas into compliance with the specifications of the Gas Gathering Contract. At December 31, 1998, BRGI's rates for performing its services under the Gas Gathering Contract varied from approximately $.34 to approximately $.45 per Mcf, depending upon the specific point of delivery to BRGI. BRTI reduced the price that it paid for the gas by the value of gas used by BRGI as fuel for compression and other facilities. These reductions could not exceed 6.5 percent of the value of volumes of gas gathered for BRTI. The rates payable to BRGI pursuant to the Gas Gathering Contract were subject to annual adjustment on January 1 of each year on the basis of increases or decreases in a published index measuring consumer prices. Additionally, these rates could be increased by the amount of any additional costs incurred by BRGI as a direct result of any governmental action relating generally to gathering and/or treating agreements in the natural gas industry.

     All of the gas gathered pursuant to the Gas Gathering Contract was gathered from the wellhead to the Central Gathering Point by a unit gathering system owned by the working interest owners of the Northeast Blanco Unit. The costs of such initial gathering (including maintenance of the gathering system) were borne by such working interest owners (including San Juan) and deducted as lease operating expenses in calculating the NPI Net Proceeds or Infill Net Proceeds, as the case may be.

     The Gas Gathering Contract was amended with the approval of the Unitholders on December 31, 1998. The amendment to the Gas Gathering Contract was approved by Unitholders at the December 28, 1998 meeting in connection with the approval of the termination of the Trust. As a result of the Liquidation, such amendment to the Gas Gathering Contract will not affect the Trust or Unitholders.


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

     Where gas is sold by a lessee to an affiliate, such as the sales by BROG to BRTI made in the past, the MMS regulations (as well as state regulations with respect to severance taxes) may ignore the lessee-affiliate transaction and consider the arm's-length sale by the affiliate as the point of valuation for royalty purposes. Accordingly, BROG would have been required to calculate royalty payments and severance taxes based on the price BRTI received when it marketed the gas production (the "Resale Price"), notwithstanding the price payable by BRTI to BROG pursuant to the Gas Purchase Contract. Although the NPI Net Proceeds, 95 percent of which were payable to the Trust, reflected the deduction of all royalty and overriding royalty burdens and state severance taxes, to the extent that the Resale Price exceeded the price paid for production purchased under the Gas Purchase Contract, NPI Net Proceeds were not reduced by the royalties, but were reduced by the severance taxes, payable in respect of such excess. Royalties payable in respect of such excess were borne by BROG.


THE INFILL NPI

     The Royalty Interests include the Infill NPI, a net profits interest in any Infill Wells completed on the Underlying Properties. No Infill Wells have been drilled and none will be drilled unless, prior to any decision to drill any such wells by the working interest owners of the Underlying Properties, the well spacing limitations for coal seam wells in the San Juan Basin are reduced. Had the Royalty Interests not been sold, if such changes were to occur and Infill Wells were drilled, the Infill NPI would have entitled the Trust to receive 20 percent of the Infill Net Proceeds. No reserves have been attributed in the December 31, 1998 Reserve Report or the Prior Reserve Reports to any Infill Wells.


TITLE TO PROPERTIES

     Burlington Resources advised the Trustee that it believed that BROG's title to its interest in the Underlying Properties (prior to the sale of such interests to San Juan) was, and the Trust's title to the Royalty Interests (prior to the Liquidation) was, good and defensible in accordance with standards generally accepted in the gas industry, subject to such exceptions which, in the opinion of Burlington Resources, were not so material as to have detracted substantially from the use or value of BROG's interest (prior to the sale of such interests to San Juan) in the Underlying Properties or the Royalty Interests. The Trust transferred the Royalty Interests to San Juan in the Liquidation without warranty as to title.

ITEM 3.   LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Trust is a party or of which any of its property is the subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     San Juan, as a holder of more than 10 percent in number of the outstanding Units, called a meeting of Unitholders of the Trust to be held December 28, 1998 in Houston, Texas, for the purpose of considering and voting upon a proposal by San Juan that included the termination of the Trust and certain related matters. Written notice of the meeting of Unitholders and an information statement describing the proposal were mailed to Unitholders on December 8, 1998.

     A quorum was present at the meeting and the proposal to terminate the Trust was approved by a vote of the holders of more than 66-2/3% of the total outstanding Units as required by the Trust Agreement. The vote at the meeting was 5,867,968 Units in favor of the proposal and zero Units against the proposal, with 2,932,032 Units unrepresented at the meeting. All Units voted in favor of the proposal were directly or indirectly controlled by San Juan.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS.

     The Units were, through April 12, 1999 (the Special Distribution Record
Date), listed and traded on the New York Stock Exchange under the symbol "BRU." The following table sets forth, for the periods indicated, the high and low sales prices per Unit on the New York Stock Exchange and the amount of quarterly cash distributions per Unit made by the Trust.



                                                         PRICE                  DISTRIBUTIONS
                                                ----------------------          -------------
                                                HIGH               LOW             PER UNIT
                                                ----               ---          -------------
1998
First Quarter................................  $8-9/16            $5-1/16          $.143235
Second Quarter...............................  $8-9/16            $8-7/16          $.210321
Third Quarter................................  $8-13/16           $7-3/4           $.210220
Fourth Quarter...............................  $10                $7-1/4           $.201541
1997
First Quarter................................  $9-3/4             $7-5/8           $.147801
Second Quarter...............................  $8-1/4             $6-3/4           $.160766
Third Quarter................................  $8                 $7-1/16          $.205895
Fourth Quarter...............................  $7-15/16           $5-3/8           $.125486

At March 31, 1999, there were 8,800,000 Units outstanding and approximately 628 Unitholders of record.


ITEM 6.   Selected Financial Data.


                                                             FOR THE YEAR ENDED DECEMBER 31,
                                ----------------------------------------------------------------------------------------
                                      1998              1997              1996              1995              1994
                                ----------------- ----------------- ----------------- ----------------- ----------------
Royalty Income................. $       7,440,433 $       6,270,303 $      10,671,428 $      14,076,780 $     17,115,969
Distributable Income........... $       6,656,771 $       5,621,938 $      10,040,541 $      13,402,397 $     16,423,579
Distributable Income per
Unit........................... $             .76 $             .64 $            1.14 $            1.52 $           1.87
Distributions per Unit          $             .76 $             .64 $            1.14 $            1.52 $           1.88
Total Assets, December 31...... $      73,313,847 $      93,589,077 $     107,530,131 $     123,634,960 $    147,565,760
Trust Corpus, December 31...... $      73,144,463 $      93,484,928 $     107,328,165 $     123,534,740 $    147,459,837

ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Trust makes quarterly cash distributions to Unitholders. Following the Liquidation and the sale of the Royalty Interests, the only assets of the Trust are cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, including the proceeds from the Liquidation, the net amount of which will be distributed on or before April 27, 1999 in a special distribution to Unitholders as of record on April 12, 1999.

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

     Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the Royalty Interests consist of producing properties. Accordingly, the proved reserves attributable to San Juan's interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust prior to the Liquidation was therefore analogous to a return of capital. Accordingly, cash yields attributable to the Units were expected to decline over the term of the Trust. For additional information concerning the reserves please refer to Note 9 "Supplemental Oil and Gas Information" of the financial statements.

     The year 1998 marked the fifth full year of existence for the Trust. Royalty income for 1998 was $7,440,433 as compared to $6,270,303 for 1997 and $10,671,428 for 1996. Production of 12,327,927 Mcf for 1998 increased from 10,389,400 Mcf for 1997 and 12,122,587 Mcf for 1996 due to enhanced production from the coal seam formation resulting from the installation of a looped gas gathering system. Natural gas prices received for 1998 were $.97 per Mcf compared to $1.00 per Mcf for 1997 and $1.06 per Mcf for 1996. During 1998, 1997 and 1996, the Trust was charged $1,964,793, $2,108,110 and $1,037,445, respectively, of capital costs related to various capital projects such as installation of gas gathering loop systems on specific units and recavitation of wells. The Royalty income presented for those years is net of these capital expenditures. While future capital expenditures are expected, these costs are expected to be at lower levels in future years.

     Royalty income received by the Trust in a given calendar year will generally reflect the proceeds from the sale of gas produced from the Underlying Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year less any operating and capital costs. Accordingly, the royalty income included in distributable income for the years ended December 31, 1998, 1997 and 1996 was based on production volumes and natural gas prices for the twelve months ended September 30, 1998, 1997 and 1996, respectively, in accordance with the terms of the conveyance of the Royalty Interests to the Trust, as shown in the table below. The production volumes included in the table are actual net production volumes attributable to San Juan's interest in the Underlying Properties, and not production attributable to the Royalty Interests owned by the Trust.


                                                              FOR THE TWELVE MONTHS ENDED
                                            ---------------------------------------------------------
                                            Sept. 30, 1998       Sept. 30, 1997        Sept. 30, 1996
                                            --------------       --------------        --------------
Production (Bcf)(1)                               12.829                10.936                12.761
Production                                        11.375                 9.817                11.515
(Trillion Btu)(2)
Average Inside FERC Price                        $  2.08               $  2.28               $  1.34
($/MMBtu)(3)
BROG Average Entitled Price Received             $  1.08               $  1.11               $  1.18
($/MMBtu)(4)

(1)Billion cubic feet of natural gas.
(2)Trillion British Thermal Units.
(3)The posted index price (Inside Ferc) of spot gas delivered to pipelines.
(4)Average Inside Ferc price less allowable deductions.

     At December 31, 1998 the net amount of royalty interests in gas properties was reduced to the aggregate of the net proceeds from the sale of the royalty interests and the March 1999 distribution to Unitholders. The reduction in the net carrying value of royalty interests in gas properties was charged directly to trust corpus. For a further discussion of impairment, please refer to Note 10 in the financial statements. There was no impairment writedown required to be recorded in 1996 or 1997.

     Prior to December 29, 1998, production attributable to San Juan's interest in the Underlying Properties was generally sold pursuant to a gas purchase contract between BROG and Burlington Resources Trading Inc. ("BRTI"). The gas purchase contract provided certain protections in the form of price credits for Unitholders when the applicable Blanco Hub Spot Price was below $1.65 per MMBtu and provided certain benefits for BRTI when the Blanco Hub Spot Price exceeded $2.10 per MMBtu. The gas purchase contract also provided that the price paid for gas by BRTI would be reduced by the amount of gathering and/or transportation charges, taxes, treating and processing costs and all other costs in connection with such services from the central gathering point to main line delivery paid by BRTI. For more detailed information regarding the terms and conditions of the gas purchase contract, see "Item 2. Properties - Gas Purchase Contract."

     The Blanco Hub Spot Price was above $1.65 per MMBtu for all months of 1998 except September resulting in a net reduction of the Price Credit Account of approximately $2 million. The Blanco Hub Spot Price was above $1.65 per MMBtu for all months of 1997 except March and April 1997, but was below $1.65 per MMBtu for all months during 1996 except August, November and December. However, pursuant to the terms of the gas purchase contract, during periods when the Blanco Hub Spot price was below $1.65 per MMBtu, BRTI continued to purchase gas attributable to San Juan's interest in the Underlying Properties at the $1.60 per MMBtu minimum purchase price, less deductible costs paid by BRTI, established by the gas purchase contract; and BRTI received a Price Credit from San Juan for each MMBtu of natural gas so purchased by BRTI equal to the difference between the $1.60 per MMBtu minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). BRTI estimates that, as of December 31, 1998, BRTI had aggregate Price Credits of approximately $3.6 million of which the Trust's 95 percent interest, which would have been subject to potential recoupment had the Price Credit Account not been terminated, was approximately $3.4 million. As described above, with the termination of the gas purchase contract on December 31, 1998, the remaining balance in the Price Credit Account was terminated. With the Blanco Hub Spot Price being above the minimum purchase price for several months of 1998, BRTI recouped price credits totaling $2 million. The recoupment of price credits by BRTI when the applicable Blanco Hub Spot Price has been above $1.65 per MMBtu, as was the case in 1998, has resulted in corresponding reductions of royalty income otherwise payable to the Trust and cash distributions to Unitholders.

     General and Administrative Expenses increased for 1998 compared to 1997 and 1996. For the years ended December 31, 1998, 1997 and 1996, General and Administrative Expenses totaled $804,770, $664,555 and $659,226 respectively. This increase in 1998 was largely the result of increased legal and accounting expenses incurred in connection with two unsolicited tender offers for Units in early 1998, the Unitholder meeting held on December 28, 1998 and the termination of the Trust.


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

     As described throughout this Report, on March 26, 1999, effective as of the Termination Date, all of the assets of the Trust, including the remaining Royalty Interests, were sold to San Juan. The net proceeds from such sale will be distributed to Unitholders as a Special Distribution on or before April 27, 1999. Following such distribution, the Trust will have no assets other than a reserve account to be held by the Trustee to pay certain fees, expenses, liabilities or obligations of the Trust as may be incurred in connection with the final administration, winding up and dissolution of the Trust. The Trustee expects that dissolution of the Trust will occur prior to January 1, 2000, and the Year 2000 issue is therefore expected to be inapplicable to the Trust.


FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Form 10K are forward-looking statements. Such statements include, without limitation, certain reserve information and other statements contained in this Item 2, "Properties", and certain statements regarding the Trust's financial position, industry conditions and other matters contained in "Trustee's Discussion and Analysis" in Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee's control, that may cause such expectations not to be realized, including, among other things, factors identified in this Form 10-K affecting oil and gas prices and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets.

     The information in this report concerning production and prices relating to San Juan's interest in the Underlying Properties is based on information prepared and furnished by San Juan to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a result of the Liquidation, the Trust no longer holds and will not acquire any assets other than the proceeds of the Liquidation and other funds held in cash accounts or temporary investments pending payment of expenses and liabilities of the Trust or distribution to Unitholders. After payment of the Special Distribution Amount to Unitholders, the remaining assets of the Trust will consist solely of a small reserve fund retained by the Trustee for payment of the final expenses and fees anticipated to be incurred in connection with the winding down and dissolution of the Trust. To the extent any portion of the reserve fund is held in temporary investments, because of the short-term nature of these investments and certain limitations upon the types of such investments permitted, the Trustee believes that the Trust is not subject to any material interest rate risk. As a result of the sale of the Royalty Interests in the Liquidation, the Trust is no longer subject to any form of commodity price risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

NATIONSBANK, N.A.,
AS TRUSTEE OF BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST

     We have audited the accompanying statements of assets, liabilities and trust corpus of Burlington Resources Coal Seam Gas Royalty Trust as of December 31, 1998 and 1997, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Burlington Resources Coal Seam Gas Royalty Trust at December 31, 1998, and 1997, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1998, on the basis of accounting described in Note 2.

     As described in Notes 1 and 5 to the financial statements, the Unitholders of the Trust voted on December 28, 1998 to terminate the Trust and on March 26, 1999 the Trust entered into an Agreement of Sale and Purchase with San Juan Partners, L.L.C. to sell all of the Trust's royalty interests to San Juan Partners, L.L.C.




DELOITTE & TOUCHE  LLP

Dallas, Texas
April 12, 1999

FINANCIAL STATEMENTS
BURLINGTON RESOURCES COAL SEAM GAS ROYALTY TRUST


STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS


                                                                                         DECEMBER 31,
                                                                                   -------------------------
                                                                                     1998          1997
                                                                                   -----------   -----------
ASSETS
Cash and cash equivalents ......................................................   $    38,025   $    50,819
Royalty interests in gas properties (less accumulated amortization and
impairment allowance of $107,124,178 and 86,861,742)(Note 10) ..................    73,275,822    93,538,258
                                                                                   -----------   -----------
      Total assets .............................................................   $73,313,847   $93,589,077
                                                                                   ===========   ===========

LIABILITIES AND TRUST CORPUS
Trust expenses payable .........................................................   $   169,384   $   104,149
Trust corpus (8,800,000 units of beneficial interest authorized and outstanding)    73,144,463    93,484,928
                                                                                   -----------   -----------
Total liabilities and trust corpus .............................................   $73,313,847   $93,589,077
                                                                                   ===========   ===========


STATEMENTS OF DISTRIBUTABLE INCOME


                                                            YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------
                                                      1998            1997            1996
                                                  ------------    ------------    ------------
Royalty income ................................   $  7,440,433    $  6,270,303    $ 10,671,428
Interest income ...............................         21,108          16,190          28,339
                                                  ------------    ------------    ------------
                                                     7,461,541       6,286,493      10,699,767

General and administrative expenses (Note 4) ..       (804,770)       (664,555)       (659,226)
                                                  ------------    ------------    ------------
Distributable income ..........................   $  6,656,771    $  5,621,938    $ 10,040,541
                                                  ============    ============    ============

Distributable income per unit (8,800,000 units)   $        .76    $        .64    $       1.14
                                                  ============    ============    ============
Distributions per unit ........................   $        .76    $        .64    $       1.14
                                                  ============    ============    ============

STATEMENTS OF CHANGES IN TRUST CORPUS


                                                       YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------
                                             1998             1997             1996
                                         -------------    -------------    -------------
Trust Corpus, beginning of period ....   $  93,484,928    $ 107,328,165    $ 123,534,740
Amortization and impairment of royalty
interests ............................     (20,262,436)     (13,833,622)     (16,231,820)
Distributable income .................       6,656,771        5,621,938       10,040,541
Distributions to Unitholders .........      (6,734,800)      (5,631,553)     (10,015,296)
                                         -------------    -------------    -------------
Trust corpus, end of period ..........   $  73,144,463    $  93,484,928    $ 107,328,165
                                         =============    =============    =============


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1. TRUST ORGANIZATION AND PROVISIONS

     Burlington Resources Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Burlington Resources Coal Seam Gas Royalty Trust (the "Trust Agreement") entered into effective as of May 1, 1993 by and among Burlington Resources Oil & Gas Company, a Delaware corporation ("BROG"), as trustor, Burlington Resources Inc., a Delaware corporation ("Burlington Resources"), and NationsBank, N.A., a national banking association (as successor to NationsBank of Texas, N.A., the "Trustee"), and Mellon Bank (DE) National Association, a national banking association (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions.

     The Trust is a grantor trust formed to acquire and hold certain net profits interests (the "Royalty Interests") in the Fruitland coal formation underlying the Northeast Blanco Unit in the San Juan Basin of New Mexico formerly held by BROG and conveyed to San Juan Partners, L.L.C., a Texas limited liability company ("San Juan") effective as of July 1, 1998 pursuant to a transaction consummated by such parties on December 29, 1998 (such properties, the "Underlying Properties"). The Trust was initially created by the filing of a Certificate of Trust with the Secretary of State of Delaware on May 5, 1993. In accordance with the Trust Agreement, BROG contributed $1,000 as the initial trust corpus of the Trust. On June 17, 1993, the Royalty Interests were conveyed to the Trust by BROG pursuant to the Net Profits Interest Conveyance (the "Conveyance") dated effective as of May 1, 1993, in consideration for all 8,800,000 authorized units of beneficial interest ("Units") in the Trust. BROG transferred its Units by dividend to its parent, Burlington Resources, Inc., which transferred such Units by dividend to its parent, Burlington Resources, which sold such Units to the public through various underwriters in June 1993 (the "Public Offering"). All of the production attributable to the Underlying Properties is from the Fruitland coal formation and currently constitutes "coal seam" gas that entitles the owners of such production, provided certain requirements are met, to tax credits pursuant to Section 29 of the Internal Revenue Code of 1986, as amended.

     Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the NPI (as hereinafter defined) consist of producing properties. Accordingly, the proved reserves attributable to San Juan's interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust is therefore analogous to a return of capital. Accordingly, cash yields attributable to the Units were expected to decline over the term of the Trust.

     The Trustee has all powers to collect and distribute proceeds received by the Trust and to pay Trust liabilities and expenses. The Delaware Trustee has only such powers as are set forth in the Trust Agreement or are required by law and is not empowered to otherwise manage or take part in the business of the Trust. The Royalty Interests are passive in nature and neither the Delaware Trustee nor the Trustee ever had control over or any responsibility relating to the operation of the Underlying Properties or San Juan's interest therein.

     Pursuant to the Trust Agreement the Trust was terminated by a vote of the holders of greater than 66-2/3% of the outstanding Units on December 28, 1998 (the "Termination Date"). The remaining assets of the Trust, including the Royalty Interests, were sold to San Juan on March 26, 1999 in a transaction effective as of the Termination Date. Cancellation of the Trust will occur as soon as practicable after all net proceeds from the sale of the Trust's Assets are distributed to the Unitholders and all necessary administrative duties of the Trust have been fulfilled.

     The only assets of the Trust are cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, including the proceeds from the Liquidation, the net amount of which will be distributed in a special distribution to Unitholders on or before April 27, 1999. Prior to the Liquidation, the primary asset of the Trust was the Royalty Interests. The Royalty Interests consisted primarily of a net profits interest (the "NPI") in San Juan's interest in the Underlying Properties. The NPI generally entitled the Trust to receive 95 percent of the NPI Net Proceeds, as defined below. The Royalty Interests also include a 20 percent interest in the Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells were drilled on producing drilling blocks in the Northeast Blanco Unit ("Infill Wells") during the term of the Trust. With respect to the NPI, the term "NPI Net Proceeds" generally means the aggregate proceeds attributable to San Juan's net revenue interest in the Underlying Properties (excluding the proceeds, if any, from Infill Wells) previously calculated prior to December 29, 1998 at the price paid by Burlington Resources Trading Inc. ("BRTI"), at any one of four central delivery points in the Northeast Blanco Unit gathering system or either of two wellhead delivery points (collectively, the "Central Gathering Point") for the entitled volume of gas produced and sold from San Juan's interest in the Underlying Properties less San Juan's working interest share of (i) property, production and related taxes (including severance taxes); (ii) lease operating expenses; (iii) capital costs (if paid after January 1, 1994); (iv) royalties, if any, required to be paid that are based on the value of Section 29 tax credits attributable to such working interest share; and (v) interest on the unrecovered portion, if any, of the foregoing costs at a rate equal to the base rate (compounded quarterly) as announced from time to time by Citibank, N.A. ("Citibank's Base Rate"). The term "Infill Net Proceeds" generally means the aggregate proceeds attributable to San Juan's net revenue interest previously calculated prior to December 29, 1998 at the price paid by BRTI at the Central Gathering Point for the entitled volume of gas produced and sold from San Juan's interest in any Infill Wells less San Juan' s working interest share of (a) property, production and related taxes (including severance taxes) on such Infill Wells; (b) lease operating expenses with respect to such Infill Wells;
(c) capital costs with respect to such Infill Wells; and (d) interest on the unrecovered portion, if any, of the foregoing costs at Citibank's Base Rate. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.

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

     Burlington Resources sold an aggregate of 8,800,000 Units in the Public Offering. Accordingly, the carrying value of the Trust's Royalty interest in oil and gas properties at December 31, 1998 and 1997 reflect 8,800,000 Units at the public offering price of $20.50 per Unit, less accumulated amortization and impairment allowance.

     The net amount of royalty interests in gas properties is limited to the sum of the future net cash flows attributable to the Trust's gas reserves at year end using current product prices plus the estimated future Section 29 credits for federal income tax purposes. At December 31, 1998, the net amount of royalty interests in gas properties was reduced to the aggregate of the net proceeds from the sale of the royalty interests and the March 1999 distribution to unitholders. If the net cost of royalty interests in gas properties exceeded this amount, an impairment provision was recorded and charged to the trust corpus.

USE OF ESTIMATES

     The preparation of financial statements in conformity with the basis of accounting described above requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

DISTRIBUTABLE INCOME PER UNIT

     Basic earnings per share is computed by dividing distributable income by the weighted average shares outstanding. Earnings per share assuming dilution is computed by dividing distributable income by the weighted average number of shares and equivalent shares outstanding. The Trust had no equivalent shares outstanding for any period presented. As a result, basic and diluted distributable income per unit are the same.

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") issued, in June 1997, Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 has no effect on the Trust's reporting since it operates in only one business segment and its assets are located solely in the United States.

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

4.   RELATED PARTY TRANSACTIONS

     During 1998, Burlington Resources provided accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective May 1, 1993. The fee was $75,000 per quarter, adjusted annually, based upon the change in the Producer's Price Index each January 1 commencing January 1, 1994. Aggregate fees paid by the Trust to Burlington Resources in 1998, 1997 and 1996 were $329,118, $322,877 and $313,157, respectively.

     Aggregate fees paid by the Trust to the Trustee in 1998, 1997 and 1996 were $39,206, $39,699 and $39,147, respectively. The Delaware Trustee was paid a flat fee of $10,000 for each of the respective years.

5.   DISTRIBUTIONS TO UNITHOLDERS

     Ending, as a result of the Trust termination, with the quarterly distribution made in the first quarter of 1999, the Trustee determined for each quarter the amount of cash available for distribution to Unitholders. Such amount (the "Quarterly Distribution Amount") was an amount equal to the excess, if any, of the cash received by the Trust, on or before the last business day before the 50th day following the end of each such calendar quarter from the Royalty Interests attributable to production during such quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust.

     The Quarterly Distribution Amount for each quarter was payable to Unitholders of record on the 63rd day following the end of such calendar quarter unless such day was not a business day in which case the record date was the next business day thereafter. The Trustee distributed the Quarterly Distribution Amount on or prior to the 75th day after the end of each calendar quarter to each person who was a Unitholder of record on the associated record date, together with interest estimated to be earned on such amount from the date of receipt thereof by the Trustee to the payment date.

     As a result of the unitholder vote to terminate the Trust on December 28, 1998, the Royalty Interests were sold by the Trustee to San Juan for an all cash purchase price of $73 million in a transaction consummated on March 26, 1999. Pursuant to the Trust Agreement, all proceeds of production attributable to the Royalty Interests after the Termination Date will be paid to San Juan, as purchaser of the royalty interests. A special distribution will be made to unitholders of record as of April 12, 1999, no later than April 27, 1999, of the net proceeds from the sale of the Royalty Interests. The record date for the special distribution is the 15th day following receipt of the purchase price by the Trust.

6.   CONTINGENCIES

     Under the terms of the gas purchase contract entered into between BROG and BRTI, an affiliate of BROG (the "Gas Purchase Contract"), which was terminated December 31, 1998, additional revenues were periodically paid to the Trust to meet the minimum purchase price provision of $1.60 per MMBtu (the "Minimum Purchase Price") (less applicable deductions). This additional revenue was accrued in a "Price Credit Account" and the amount of such account was subject to recoupment by BRTI from future revenues received from production, with respect to any month commencing after December 31, 1993, when the applicable index price in such month exceeded the Minimum Purchase Price. However, with the termination of the Gas Purchase Contract approved by Unitholders in connection with approval of the termination of the Trust, the balance of such unrecouped amounts was terminated and is no longer subject to recoupment.

     The applicable index price was above the Minimum Purchase Price during all of 1998 except September resulting in a net reduction of the Price Credit Account of $2.0 million. The applicable index price was above the Minimum Purchase Price during 1997 except for March and April of 1997 resulting in a net reduction in the Price Credit Account of $3.3 million. The applicable index price was below the Minimum Purchase Price during 1996 except for the months of August, November and December. Pursuant to the terms of the Gas Purchase Contract, BRTI established the Price Credit Account. BRTI estimates that, as of December 29, 1998, BRTI had aggregate price credits in the Price Credit Account, which were terminated as of December 31, 1998, of approximately $3.6 million of which the Trust's 95 percent interest, which was subject to potential recoupment by BRTI against the revenues otherwise payable to the Trust, was approximately $3.4 million.

     The Trustee has been advised by BROG that the Minerals Management Service ("MMS"), a subagency of the U.S. Department of the Interior, has from time to time considered the inclusion of the value of the Section 29 tax credits attributable to coal seam gas production in the calculation of gross proceeds for purposes of calculating the royalty that is payable to the MMS. On August 31, 1993, the U.S. Office of the Inspector General (the "OIG") issued an audit report stating the view that Section 29 tax credits should be included in the calculation of gross proceeds and recommended that the MMS pursue collection of additional royalties with respect to past and future production. On December 8, 1993, however, the Office of the Solicitor of the U.S. Department of the Interior gave its opinion to the MMS that the report of the OIG was incorrect and that Section 29 tax credits are not part of gross proceeds for the purpose of Federal royalty calculations. Because of the sale of the Royalty Interests, any change in the position of the MMS with respect to the treatment of Section 29 tax credits will be irrelevant to the Trust and Unitholders.

7.   SUBSEQUENT EVENT

     Subsequent to December 31, 1998, the Trust declared the following distributions:


Quarterly Record Date                   Payment Date                          Distribution per Unit
---------------------                   ------------                          ---------------------
March 4, 1999                           March 16, 1999                        $.144859



Special Distribution Record Date        Payment Date                          Distribution per Unit (unaudited)
--------------------------------        ------------                          ---------------------------------
April 12, 1999                          On or before April 27,                $8.167045
                                        1999


     The Trustee has estimated the Section 29 tax credit associated with the March 4, 1999 quarterly distribution to be $.19 per Unit (unaudited).

8.   QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the periods ended December 31, 1998 and 1997 are as follows (in thousands except per unit amounts):


                                                                                          DISTRIBUTABLE INCOME PER
CALENDAR QUARTER                       ROYALTY INCOME           DISTRIBUTABLE INCOME            UNIT
-----------------                      --------------           --------------------      ------------------------
1998
----
First..........................            $1,424                       $1,243                     $.14
Second..........................            2,029                        1,812                      .21
Third ..........................            2,026                        1,909                      .22
Fourth .........................            1,961                        1,693                      .19
                                           ------                        -----                      ---
                                           $7,440                       $6,657                     $.76
                                           ======                       ======                     ====
1997
First...........................           $1,472                       $1,279                     $.15
Second..........................            1,619                        1,400                      .16
Third ..........................            1,987                        1,872                      .21
Fourth..........................            1,192                        1,071                      .12
                                           ------                        -----                      ---
Total                                      $6,270                       $5,622                     $.64
                                           ======                       ======                     ====

Selected 1998 fourth quarter data are as follows (in thousands except per unit amounts):


Royalty income                                             $         1,961
Interest income                                                          5
General and administrative expenses                                   (273)
                                                           ---------------
Distributable income                                       $         1,693
                                                           ===============
Distributable income per unit                              $           .19
                                                           ===============
Distribution per unit                                      $           .19
                                                           ===============

     As a result of the sale in March 1999, of the Trust's royalty interests in gas properties, an increase in the amortization and impairment provision of $1.4 million was recorded during the fourth quarter of 1998. This adjustment did not have an impact on the Trust's distributable income.

9.   SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

     The net proved reserves attributable to the Royalty Interests, all located within the United States, have been estimated as of December 31, 1998, 1997 and 1996 and January 1, 1996 by independent petroleum engineers.

     In accordance with Statement of Financial Accounting Standards No. 69, estimates of future net revenues from proved reserves have been prepared either using end-of-period or contractual gas prices as appropriate and related costs. The standardized measure of future net revenues from the gas reserves is calculated based on discounting such future net revenues at an annual rate of 10 percent. At December 31, 1998, the price the Trust was entitled to receive under the Gas Purchase Contract prior to the termination of such contract was $1.90 per MMBtu subject to accrued and recouped price credits, which credits were cancelled as of such date (see Note 6). For purposes of preparation of the reserve report as of December 31, 1998, however, pricing was held constant at the minimum purchase price of $1.60 per MMBtu until the accrued price credits were recouped, after which $1.90 per MMBtu was utilized for the remaining life of the Royalty Interests.

     Numerous uncertainties are inherent in estimating volumes and value of proved developed reserves and in projecting future production rates. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the original estimates.

     The reserve estimates for the Royalty Interests are based on a percentage share of NPI Net Proceeds payable to the Trust of 95 percent. The net profits interest did not entitle the Trust to a specific quantity of gas but to a portion of gas sufficient to yield a specified portion of the net proceeds derived therefrom. Proved reserves attributable to a net profits interest are calculated by deducting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates for such profits interest, to pay the future established costs and expenses deducted in the calculation of the net proceeds of such interest. Accordingly, the reserves presented for the Royalty Interests reflect quantities of gas that are free of future costs and expenses if the price and cost assumptions used in the reserve report prepared as of December 31, 1998 occur.


                                                                                      NATURAL GAS
                                                                                        (MMcf)
                                                                                     ------------
Proved reserves at January 1, 1996....................................                    76,545
Revisions of previous estimates.......................................                     6,671
Production ...........................................................                   (11,582)
                                                                                         --------
Proved reserves at December 31,1996...................................                    71,634
Revisions of previous estimates.......................................                      (396)
Production............................................................                   (10,541)
                                                                                         --------
Proved Reserves at December 31,1997                                                       60,697
Revisions of previous estimates ......................................                     2,637
Production............................................................                   (12,398)
                                                                                         --------
Proved reserves at December 31, 1998.................................                     50,936
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

     The following table sets forth the standardized measure of discounted future net revenues at December 31, 1998, 1997 and 1996 relating to proved reserves (in thousands):


                                             1998         1997         1996
                                           ---------    ---------    ---------
Future cash inflows                        $  70,837    $  92,338    $ 143,716
Future production taxes, operating costs
 and capital expenditures                    (21,202)     (22,858)     (27,410)
                                           ---------    ---------    ---------
Future net cash flows                         49,635       69,480      116,306
10% discount factor                          (19,344)     (27,067)     (49,001)
                                           ---------    ---------    ---------
Standardized measure of
 discounted future net revenues            $  30,291    $  42,413    $  67,305
                                           =========    =========    =========

The following table sets forth the changes in the aggregate standardized measure of discounted future net revenues from proved reserves during the years ended December 31, 1998, 1997 and 1996 (in thousands)


                                     1998        1997        1996
                                   --------    --------    --------
Balance at January 1               $ 42,413    $ 67,305    $ 47,570
Increase (decrease) due to:
 Net sales of coal seam gas          (7,348)     (6,223)     (9,042)
 Net changes in prices and costs    (10,888)    (29,636)     18,444
 Changes in estimated volumes         1,873       4,236       5,576
 Accretion of discount                4,241       6,731       4,757
                                   --------    --------    --------
Balance at December 31             $ 30,291    $ 42,413    $ 67,305
                                   ========    ========    ========

      The above reserves do not include undiscounted Section 29 tax credits of approximately $22,268,000 at December 31, 1998 as estimated by an independent petroleum engineer. The present discounted (10%) value of these tax credits is approximately $18,787,000.

10.   IMPAIRMENT OF ROYALTY INTERESTS

      At December 31, 1998 the Trust's net carrying value of its investment in royalty interests in gas properties exceeded the aggregate of the net proceeds from the sale of the royalty interests and the March 1999 distribution to Unitholders. Accordingly, the Trust was required to record an impairment allowance during 1998 to reduce its carrying value of royalty interests in gas reserves. The reduction in the carrying value of its investments was charged directly to trust corpus. There was no impairment writedown required to be recorded in 1996 or 1997. An additional impairment allowance would have been required if the sale price of the Trust's Royalty Interests was not used to calculate this provision. Prior to the sale of the Royalty Interests, trust management routinely reviewed its long lived assets for impairment whenever events or circumstances indicated that the carrying amount of an asset may not be recoverable.

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

     Compensation of the Trustee, Delaware Trustee and Transfer Agent. The Trust Agreement provides for compensation to the Trustee and the Delaware Trustee for administrative services, out of the Trust assets. The Trustee was paid a 1998 base amount of $39,206, plus an hourly charge for services in excess of a combined total of 300 hours annually at the Trustee's then standard rate. The Trustee received total compensation for 1998 of $39,206. The Trustee's annual base fee escalates at the rate of 3 percent per year. The Delaware Trustee is paid a fixed annual amount of $10,000. The Trustee and the Delaware Trustee are each entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $10,000. If a trustee resigns and a successor has not been appointed in accordance with the terms of the Trust Agreement within 210 days after the notice of resignation is received, the fees payable to that trustee will increase significantly until a new trustee is appointed.

     The Transfer Agent receives a transfer agency fee of $5.30 annually per account (minimum of $15,000 annually), subject to increase or decrease each December, based upon the change in the Producers' Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued in excess of 10,000 annually. The total of fees paid by the Trust to the Transfer Agent in 1998 was $5,167.

     Administrative Services Fees. From the Trust's formation until December 31, 1998, Burlington Resources received an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests as described below in "Item 13--Administrative Services Agreement". After December 31, 1998, San Juan, as successor to Burlington Resources, has performed such services and is paid the administrative services fee.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of April 8, 1999 information with respect to the only Unitholders known to the Trustee to be beneficial owners of more than 5 percent of the outstanding Units.


                                                                            AMOUNT AND
                                                                             NATURE OF
                                                                            BENEFICIAL        PERCENT
               NAME AND ADDRESS OF BENEFICIAL OWNER                          OWNERSHIP       OF CLASS
               ------------------------------------                          ---------       --------
               San Juan Partners, L.L.C..............................      5,867,968(1)        66.68%
               901 E. Byrd Street
               Richmond, Virginia 23220

               Dominion Energy, Inc..................................      5,867,968(2)        66.68%
               901 E. Byrd Street
               Richmond, Virginia 23220

--------------
(1)  Directly owned.

(2) Represents Units directly owned by San Juan Partners, L.L.C., a limited liability company in which the named party holds a membership interest.

     (b) Security Ownership of Management. The Trust has no directors or executive officers. As of April 12, 1999, NationsBank, N.A., the Trustee, did not beneficially own any Units. As of April 12, 1999, Mellon Bank (DE) National Association, the Delaware Trustee, did not beneficially own any Units.

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

     From the Trust's formation until December 31, 1998, the Administrative Services Agreement obligated the Trust to pay to Burlington Resources each quarter an administrative services fee for accounting, bookkeeping and other administrative services relating to the Royalty Interests and the Underlying Properties. The annual fee for 1998, payable in equal quarterly installments, was $329,118. As of December 31, 1998, San Juan assumed all rights and obligations of Burlington Resources under the Administrative Services Agreement.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

     1. Financial Statements (included in Item 8. of this report)


                                                                                                 PAGE IN THIS
                                                                                                    REPORT
                                                                                                    ------
          Independent Auditors' Report.......................................................         30
          Statements of Assets, Liabilities and Trust Corpus as of
             December 31, 1998 and 1997......................................................         31
          Statements of Distributable Income for the years ended December 31,
             1998, 1997 and 1996.............................................................         31
          Statements of Changes in Trust Corpus for the years ended
             December 31, 1998, 1997 and 1996................................................         31
          Notes to Financial Statements......................................................      32-39

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

     10.5       -- Agreement of Sale and Purchase dated March 26, 1999, by and between Burlington Resources Coal Seam Gas Royalty Trust and San Juan Partners, L.L.C. (filed as Exhibit 10.1 to the Registrant's Form 8-K filed April 9, 1999 and incorporated herein by reference).

     20.1       -- Information Statement of the Trust on Schedule 14C
                   regarding special meeting of Unitholders held December 28, 1998 (filed December 7, 1998 and incorporated herein by reference).

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

     99.2       -- Reserve Report, dated March 25, 1994, on the estimated
                   reserves, estimated future net revenues and discounted estimated future net revenues attributable to the Royalty Interests and BROG's interest in the Underlying Properties as of December 31, 1993, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers (filed as Exhibit 99.2 to the Registrant's Form 10- K for the year ended December 31, 1993 and incorporated herein by reference).

     99.3       -- Reserve Report, dated March 15, 1995, on the estimated
                   reserves, estimated future net revenues and discounted estimated future net revenues attributable to the Royalty Interests and BROG's interest in the Underlying Properties as of December 31, 1994, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers (filed as Exhibit 99.3 to the Registrant's Form 10- K for the year ended December 31, 1994 and incorporated herein by reference).

     99.4       -- Report, dated March 16, 1995, on the estimated Section 29 tax credits attributable to the Royalty Interests as of December 31, 1994, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers (filed as Exhibit 99.4 to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

     99.5       -- Reserve Report, dated March 18, 1996, on the estimated
                   reserves, estimated future net revenues and discounted estimated future net revenues attributable to the Royalty Interests and BROG's interest in the Underlying Properties as of December 31, 1995, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers (filed as Exhibit 99.5 to the Registrant's Form 10- K for the year ended December 31, 1995 and incorporated herein by reference).

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

     99.9       -- Reserve Report, dated March 27, 1998, on the estimated
                   reserves, estimated future net revenues and discounted estimated future net revenues attributable to the Royalty Interests and BROG's interest in the Underlying Properties as of December 31, 1997, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers (filed as Exhibit 99.9 to the Registrant's Form 10- K for the year ended December 31, 1997 and incorporated herein by reference).

    99.10       -- Report, dated March 27, 1998, on the estimated Section 29 tax credits attributable to the Royalty Interests as of December 31, 1997, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers (filed as Exhibit 99.10 to the Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

    99.11       -- Reserve Report, dated March 25, 1999, on the estimated
                   reserves, estimated future net revenues and discounted estimated future net revenues attributable to the Royalty Interests and San Juan's interest in the Underlying Properties as of December 31, 1998, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers.

    99.12       -- Report, dated March 26, 1999, on the estimated Section 29 tax credits attributable to the Royalty Interests as of December 31, 1998, prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers.


     (b) Reports on Form 8-K.

     Current Report on Form 8-K filed December 30, 1998 regarding the approval by Unitholders of a proposal to terminate the Trust and certain other actions.

     Current Report on Form 8-K filed January 12, 1998, regarding the engagement by the Trustee of Albrecht & Associates, Inc. as advisor in connection with the sale of the Royalty Interests.

     Current Report on Form 8-K filed April 9, 1999 regarding the sale of the Royalty Interests to San Juan Partners, L.L.C.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   BURLINGTON RESOURCES COAL
                                   SEAM GAS ROYALTY TRUST


                                   By:   NATIONSBANK, N.A., Trustee


                                   By:  /S/      RON E. HOOPER
                                       ----------------------------------------
                                                 RON E. HOOPER
                                        VICE PRESIDENT AND TRUST ADMINISTRATOR

Date:   April 15, 1999

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

     10.5       -- Agreement of Sale and Purchase dated March 26, 1999, by and between Burlington Resources Coal Seam Gas Royalty Trust and San Juan Partners, L.L.C. (filed as Exhibit 10.1 to the
                   Registrant's Form 8-K filed April 9, 1999 and incorporated herein by reference).

     20.1       -- Information Statement of the Trust on Schedule 14C
                   regarding special meeting of Unitholders held December 28, 1998 (filed December 7, 1998 and incorporated herein by reference).

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

     99.2       -- Reserve Report, dated March 25, 1994, on the estimated
                   reserves, estimated future net revenues and discounted estimated future net revenues attributable to the Royalty
                   Interests and BROG's interest in the Underlying Properties as of December 31, 1993, prepared by Netherland, Sewell &
                   Associates, Inc., independent petroleum engineers (filed as Exhibit 99.2 to the Registrant's Form 10- K for the year ended December 31, 1993 and incorporated herein by reference).

     99.3       -- Reserve Report, dated March 15, 1995, on the estimated
                   reserves, estimated future net revenues and discounted estimated future net revenues attributable to the Royalty
                   Interests and BROG's interest in the Underlying Properties as of December 31, 1994, prepared by Netherland, Sewell &
                   Associates, Inc., independent petroleum engineers (filed as Exhibit 99.3 to the Registrant's Form 10- K for the year ended December 31, 1994 and incorporated herein by reference).

     99.4       -- Report, dated March 16, 1995, on the estimated Section 29 tax credits attributable to the Royalty Interests as of December 31, 1994, prepared by Netherland, Sewell &
                   Associates, Inc., independent petroleum engineers (filed as Exhibit 99.4 to the Registrant's Form 10-K for the year ended
                   December 31, 1994 and incorporated herein by reference).

     99.5       -- Reserve Report, dated March 18, 1996, on the estimated
                   reserves, estimated future net revenues and discounted estimated future net revenues attributable to the Royalty
                   Interests and BROG's interest in the Underlying Properties as of December 31, 1995, prepared by Netherland, Sewell &
                   Associates, Inc., independent petroleum engineers (filed as Exhibit 99.5 to the Registrant's Form 10- K for the year ended December 31, 1995 and incorporated herein by reference).

     99.6       -- Report, dated March 19, 1996, on the estimated Section 29 tax credits attributable to the Royalty Interests as of December 31, 1995, prepared by Netherland, Sewell &
                   Associates, Inc., independent petroleum engineers (filed as Exhibit 99.6 to the Registrant's Form 10-K for the year ended
                   December 31, 1995 and incorporated herein by reference).


     99.7       -- Reserve Report, dated March 20, 1997, on the estimated
                   reserves, estimated future net revenues and discounted estimated future net revenues attributable to the Royalty
                   Interests and BROG's interest in the Underlying Properties as of December 31, 1996, prepared by Netherland, Sewell &
                   Associates, Inc., independent petroleum engineers (filed as Exhibit 99.7 to the Registrant's Form 10-K for the year ended
                   December 31, 1996 and incorporated herein by reference).


     99.8       -- Report, dated March 21, 1997, on the estimated Section 29 tax credits attributable to the Royalty Interests as of December 31, 1996, prepared by Netherland, Sewell &
                   Associates, Inc., independent petroleum engineers (filed as Exhibit 99.8 to the Registrant's Form 10-K for the year ended
                   December 31, 1996 and incorporated herein by reference).

     99.9       -- Reserve Report, dated March 27, 1998, on the estimated
                   reserves, estimated future net revenues and discounted estimated future net revenues attributable to the Royalty
                   Interests and BROG's interest in the Underlying Properties as of December 31, 1997, prepared by Netherland, Sewell &
                   Associates, Inc., independent petroleum engineers (filed as Exhibit 99.9 to the Registrant's Form 10- K for the year ended December 31, 1997 and incorporated herein by reference).

    99.10       -- Report, dated March 27, 1998, on the estimated Section 29 tax credits attributable to the Royalty Interests as of December 31, 1997, prepared by Netherland, Sewell &
                   Associates, Inc., independent petroleum engineers (filed as Exhibit 99.10 to the Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

    99.11       -- Reserve Report, dated March 25, 1999, on the estimated
                   reserves, estimated future net revenues and discounted estimated future net revenues attributable to the Royalty
                   Interests and San Juan's interest in the Underlying
                   Properties as of December 31, 1998, prepared by Netherland,
                   Sewell & Associates, Inc., independent petroleum engineers.

    99.12       -- Report, dated March 26, 1999, on the estimated Section 29 tax credits attributable to the Royalty Interests as of December 31, 1998, prepared by Netherland, Sewell &
                   Associates, Inc., independent petroleum engineers.